Form 10QSB
period 1996-03-31
TOPRO INC
filed 1996-05-20
CIK 874263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QS.B.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended                   March 31, 1996
                -----------------------------------------------------

[   ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from                     to
                              ---------------------   ----------------------

Commission File Number                         0-19167
                      ------------------------------------------------------

                                  TOPRO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            COLORADO                                      84-1042227
- ----------------------------------------       -------------------------------
       (State of Incorporation)                     (IRS Employer ID Number)

 2525 West Evans Avenue                        Denver, Colorado        80219
- ----------------------------------------       --------------------------------
(Address of principle executive offices)       (city)  (state)       (zip code)

                                  (303)  935-1221
               -------------------------------------------------
               Registrant's telephone number including area code

- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (See Item 6b on page 13 for detailed explanation)

                   YES      X               NO
                        ---------                ---------

Transitional Small Business Disclosure format (check one):

                   YES                      NO       X
                        ---------                ---------

 The number of shares outstanding of the Registrant's $0.0001 par value common stock on May 17, 1996 was 6,320,554

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          TOPRO INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                        JUNE 30       MARCH 31
                                                          1995          1996
                                   ASSETS
CURRENT ASSETS
  Cash                                               $   180,694   $    359,408
  Cash - certificates of deposit                                        350,000
  Receivables:
  Trade, net of allowance for doubtful accounts        2,309,194      3,245,875
  Insurance claim                                         34,144         34,144
  Other receivable                                       163,719        178,088
  Cost and estimated earnings in excess of
      billings on uncompleted contracts                2,067,738      1,853,357
  Inventories                                            145,297        151,346
  Prepaid expense                                         28,462        256,423
  Assets of discontinued operations                    1,912,368        740,380
                                                     -----------   ------------
                       Total current assets            6,841,616      7,169,021

INVESTMENT                                               700,147          -

PROPERTY AND EQUIPMENT, AT COST:
  Building and land                                       -             850,000
  Furniture and equipment                              1,068,650      1,631,855
  Vehicles                                               272,782        272,782
  Leasehold improvements                                 117,018        408,344
                                                     -----------   ------------
                                                       1,458,450      3,162,981
  Less accumulated depreciation                       (1,059,469)    (1,172,871)
                                                     -----------   ------------
                       Net property and equipment        398,981      1,990,110

OTHER ASSETS
  Other assets                                           192,058        336,732
  Goodwill                                                -           2,431,082

TOTAL ASSETS                                         $ 8,132,802   $ 11,926,945
                                                     ===========   ============




   The accompanying notes are an integral part of the consolidated financial statements.

                          TOPRO INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                           JUNE 30      MARCH 31
                                                             1995         1996
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line-of-credit                                         $    314,982  $     867,795
  Current portion of long-term debt:
      Related parties                                          30,000         80,000
      Financial institutions and other                        141,554        406,140
      Bridge loans                                             -              62,500
  Accounts payable                                          3,844,167      3,311,835
  Billings in excess of costs and estimated
    earnings on
    uncompleted contracts                                     552,789        555,563
  Accrued expenses                                            694,826        831,302
  Deferred gain - bldg.                                        24,342         24,342
                                                         ------------  -------------
                       Total current liabilities            5,602,660      6,139,477

LONG-TERM DEBT, NET OF CURRENT PORTION:
  Related parties                                             620,000        -
  Financial institutions and other                            579,545      3,142,025
                                                         ------------  -------------
                       Total long-term debt                 1,199,545      3,142,025

DEFERRED GAIN
  Sale of bldg.                                                68,970         50,714
  Sale of DMC Investment                                                     297,983

STOCKHOLDERS' EQUITY
  Preferred stock, par value $1.00 per share;
    authorized 10,000,000 shares; no shares issued
  Common stock, par value $.0001 per share; authorized
    200,000,000 shares; 3,175,628 and 6,042,554 shares
    issued and outstanding, respectively                          318            604
    Additional paid-in capital                              4,178,701      6,886,786
    Accumulated deficit                                    (2,917,392)    (4,590,644)
                                                         ------------  -------------
                     Total stockholders' equity             1,261,627      2,296,746

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                    $ 8,132,802   $ 11,926,945
                                                         ===========   ============




  The accompanying notes are an integral party of the consolidated financial statements.

                          TOPRO INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                   --------------------------      -------------------------
                                                            MARCH 31                         MARCH 31
                                                     1995             1996            1995           1996
                                                  ----------------------------------------------------------
REVENUES:
  Control Systems Integration                     $ 3,137,833     $ 5,859,049     $ 8,132,422   $ 11,235,777
COST OF SALES:
  Control Systems Integration                       2,299,530       4,851,477       5,690,267      8,552,439
                                                  -----------     -----------     -----------   ------------



GROSS PROFIT                                          838,303       1,007,572       2,442,155      2,683,338

EXPENSES
  Sales expense                                       162,006         394,229         377,039        680,477
  General & administrative expense
                                                  -----------     -----------     -----------   ------------
                                                      468,650         937,204       1,433,715      2,135,293
                                                  -----------     -----------     -----------   ------------
                                                      630,656       1,331,433       1,810,754      2,815,770

INCOME (LOSS) FROM SYSTEMS INTEGRATION                207,647       (323,861)         631,401       (132,432)

LOSS FROM DISCONTINUED OPERATIONS - TECH             (123,542)        (64,460)       (293,805)      (483,449)

OTHER INCOME (EXPENSE):
  Gain on sale of assets                                    0           6,124           2,023         85,345
  Interest expense                                    (26,190)        (53,291)        (87,962)      (147,646)
  Other                                                 2,016          46,668           3,305         52,547
                                                  -----------     -----------     -----------   ------------
                                                      (24,174)           (499)        (82,634)        (9,754)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                         59,931       (388,820)         254,962       (625,635)

INCOME TAX BENEFIT (PROVISION):                             0               0               0              0

DISCONTINUED OPERATIONS:
  Income (Loss) from discontinued
  operations - Sharp                                 (419,762)              0        (995,069)             0
  Loss on disposal - Sharp Electric                         0        (665,392)              0     (1,050,772)
                                                  -----------     -----------     -----------   ------------

NET INCOME (LOSS)                                 $  (359,831)    $(1,054,212)    $  (740,107)  $ (1,676,407)
                                                  ===========     ===========     ============  ============

NET INCOME (LOSS) PER SHARE:
  Continuing Operations                                  0.03           (0.10)           0.11          (0.16)
  Discontinued operations
                                                  -----------     -----------    ------------   ------------
                                                        (0.18)          (0.16)          (0.42)         (0.26)
                                                  -----------     -----------    ------------   ------------
Net Income (Loss):                                $     (0.15)    $     (0.26)   $      (0.31)  $      (0.42)
                                                  -----------     ===========    ============   ============

WEIGHTED AVERAGE SHARES

OUTSTANDING                                       $  2,364,421    $ 4,015,528    $  2,364,421   $  4,015,528
                                                  ============    ===========    ============   ============





   The accompanying notes are an integral part of the consolidated financial statements.

                         TOPRO, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                               MARCH 31
                                                                               -------------------------------------
                                                                                     1995                  1996
                                                                               -------------------------------------
 CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (Loss) from continuing operations                                   $    254,962        $   (625,635)
   Adjustments to reconcile net cash provided by (used in) operating activities
      Depreciation                                                                     264,392             141,374

      Goodwill                                                                                              37,922
      Allowance for Doubtful accounts                                                (116,894)              34,497
      Gain on sale of assets                                                                              (85,345)

   Changes in operating assets and liabilities: (Increase) decrease in:

      Accounts receivables - trade                                                   (407,016)           (110,608)
      Other receivables                                                                      0              54,631
      Insurance claim receivable                                                       251,157                   0
      Cost & estimated earnings in excess of billing                                 (398,320)             329,550

      Inventories                                                                     (84,893)              69,863
      Prepaid expenses                                                               (101,085)           (168,405)
      Deferred note costs                                                                                (171,786)
      Other assets                                                                    (82,647)           (223,930)

   Increase (decrease) in:
      Accounts payables                                                                725,888         (1,158,593)

      Accrued expenses                                                               (444,474)           (330,256)
      Billings in excess of costs & estimated earnings                                 298,745           (184,413)

 Income (loss) from discontinued operations                                          (995,069)         (1,050,772)
      Change in assets - from discontinued operations - Sharp Electric                       0           1,280,991
                                                                                  ------------        ------------

 Net cash provided by (used in) operating activities                                 (835,254)         (2,160,915)

 CASH FLOW FROM INVESTING ACTIVITIES:
      Cash acquired in acquisition of ACT                                                                  190,964
      Purchase of equipment                                                          (100,089)           (304,470)
      Purchase of investment                                                         (400,000)

      Proceeds from notes receivable                                                         0              41,713
      Purchase of certificate of deposit                                                     0           (350,000)
      Proceeds from the sale of investment                                                   0             350,000
                                                                                  ------------        ------------
                                                                                      (500,089)            (71,793)

 Continued next page




   The accompanying notes are an integral part of the consolidated financial statements.

                         TOPRO, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       FOR THE NINE MONTHS ENDED
                                                                                               MARCH 31
                                                                                     1995                      1996
 Continued from previous page:
 CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from short term debt                                                      10,215,393                8,276,433
      Principal payment on short term                                                   (9,657,003)              (8,813,450)
      Proceeds from long term debt                                                          525,000                2,500,000

      Principal payment on long term debt                                                 (175,740)                        0
      Proceeds from sale of stock                                                           441,486                  458,239
                                                                                  -----------------         ----------------
   Net cash provided by financing activities                                              1,349,136                2,421,222

 INCREASE (DECREASE) IN CASH                                                                 13,793                  188,514

 CASH: BEGINNING OF PERIOD                                                                  117,499                  170,894
                                                                                  -----------------          ---------------

 CASH: END OF PERIOD                                                              $         131,292          $       359,408
                                                                                  =================          ===============





   The accompanying notes are an integral part of the consolidated financial statements.

                         TOPRO, INC.  AND SUBSIDIARIES

                                  CONSOLIDATED
                         NOTES TO FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL INFORMATION

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and June 30, 1995, and the results of operations and statement of cash flows for the periods presented. Management believes all such adjustments are of a normal and recurring nature The statements presented reflect the pooling of interest of MDCS, Inc., a wholly owned subsidiary, acquired in July 1995 and the purchase of Advanced Control Technology, Inc. (ACT) as of January 1, 1996. The acquisition of ACT was recorded as a purchase method accounting for the transaction recording three months of operation for the period ending March 31, 1996.. The March 31, 1995 financial results have been restated to account for the acquisition of MDCS purchase as a pooling of interest method of accounting. The results of operations for the nine month period ending March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.  TRADE RECEIVABLES

         The following information summarizes trade receivables:

                                                                       JUNE 30,            MARCH 31,
                                                                   ----------------------------------------
                                                                         1995                 1996
                                                                      ----------           ----------
               Contract receivables:
                     Completed contracts                            $     186,071           $       708,532
                     Uncompleted contracts                              1,496,107                 2,253,366
                     Retainage                                            301,501                   420,642
                                                                   --------------           ---------------

                                                                        1,983,679                 3,382,540
               Other trade receivables                                    262,402                    11,833
                                                                   --------------          ----------------
               Less allowance for doubtful accounts                     2,246,081                 3,394,373

                                                                         (100,000)                (148,497)
                                                                    --------------          ---------------
                                                                     $  2,146,081            $    3,245,876
                                                                     ============            ==============

    3.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS:

         The following information is applicable to uncompleted contracts:

                                                                                         JUNE 30,                MARCH 31,
                                                                                    ----------------------------------------
                                                                                          1995                      1996
                                                                                       ----------              -----------
                          Costs incurred on uncompleted contracts                  $    16,130,741          $   21,622,279
                          Estimated earnings                                             (769,123)               1,899,825
                                                                                   ---------------          --------------

                                                                                       15,361,618              23,522,104
                          Less billings to date                                       (13,807,891)            (22,224,309)
                                                                                   ---------------          --------------
                                                                                   $     1,553,727          $    1,297,795
                                                                                   ===============          ==============
                          These amounts are included in accompanying
                              balance sheets under the following captions:

                          Costs and estimated earnings in excess of
                              billings on uncompleted contracts                    $     1,892,373          $    1,853,357

                          Billings in excess of costs and estimated
                              earnings on uncompleted contracts                          (338,646)               (555,563)
                                                                                   ---------------          --------------
                                                                                   $     1,553,727          $    1,297,794
                                                                                   ===============          ==============

                          TOPRO, INC. AND SUBSIDIARIES

                                  CONSOLIDATED
                         NOTES TO FINANCIAL STATEMENTS

    4.   LINE-OF-CREDIT AND LONG-TERM DEBT:

                                                                                            JUNE 30,            MARCH 31,
                                                                                          -----------------------------------
                          Line-of-credit:                                                     1995                1996
                          --------------                                                   ----------          -----------
                          The Company has a $475,000 line-of-credit pursuant to a loan agreement with a financial institution.  Outstanding
                          borrowings bear interest at prime rate plus 2.00% (9.00% at
                          June 30, 1995 and 8.75% on December 31, 1995).  The line-of-
                          credit agreement has a maturity date of December 31, 1995.
                                                                                    $          314,982         $        -
                          ACT has a $1,000,000 line-of-credit pursuant to a loan
                          agreement expiring April 17, 1996 with a financial
                          institution.  Outstanding borrowings bear interest at prime rate plus 2.5%.  The line of credit is collateralized by a first security interest in all receivables  The line of
                          credit can not exceed 80% of eligible receivables.  The loan is currently being renegotiated with the financial
                          institution.  The financial institution agreed in principle to a work-out arrangement under which the outstanding debt will be extended and split to an operating line of $500,000 expiring February 28, 1997 and a term loan of $500,000,
                          expiring August 31, 1997 secured by a first position in all receivables, inventory, equipment and a deed of trust on the real property.  The new agreement has not been finalized as
                          of May 15, 1996.                                                                         867,795

                          The Company has a long term 9% convertible debenture dated
                          February 21, and March 7, 1996 with a small business
                          investment fund.  Outstanding borrowings bear interest at 9%
                          and interest is payable monthly.  If the debenture is not
                          sooner redeemed or converted a mandatory principal
                          redemption is due beginning March 1, 1999 in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount outstanding.  The convertible
                          debenture is convertible in the Company's common stock at
                          $1.50 per share.  The loan is collateralized by all the
                          assets of Topro, ACT, and MDCS.  The loan has certain
                          restrictive covenants described below.                                                 2,500,000

                          Long term debt payable to related parties consist of:
                          Note payable to the brother of an officer, interest at prime plus 3% payable quarterly, (9.00% at June 30, 1995 and 8.75%
                          December 31, 1995). Payment of principal  will be due as
                          follows: commencing August 31, 1996, four quarterly
                          principal payments of $7,500; commencing August 31, 1997,
                          four quarterly principal payments of $18,750; commencing
                          August 31, 1998, seven quarterly principal payments of
                          $22,500.  The balance is due June 1, 2000, collateralized by
                          securities.                                                          570,000                  -

                                                                                           JUNE 30,            MARCH 31,

                                                                                             1995                1996
                                                                                          ----------        --------------
                          ACT has a mortgage note payable to a bank, due in monthly
                          installments of $2,941 including interest at 11%, a balloon payment of remaining balance is due November 1, 1996,
                          collateralized by a first deed of trust on land and                                  263,502
                          building.
                          ACT has a four year promissory note bearing interest at 8%
                          payable to ElectroCom Automation.  Monthly payments of
                          $6,103 are due beginning May 1, 1996.  The promissory note
                          is secured by a second position on the real estate of ACT.                           250,000

                          ACT has a non-interest bearing note payable to legal counsel payable over 30 months at $5,000 monthly beginning April 1,
                          1996.  The note has been discounted using an effective
                          interest rate of 10.25%.                                                             131,830

                          Notes payable to two officers and directors, 10% due on
                          demand, unsecured.                                                    80,000          80,000

                          Various notes payable, due in maximum monthly installments totaling $1,526 through March 1998, collateralized by
                          equipment and vehicles.                                               44,988          22,388
                          Note payable to a former employee at, an interest rate of
                          12%, payable $10,000 on January 1, 1996 and 6 monthly
                          installments of $ 8,547.  The note is unsecured.                                      30,446

                          Note payable, financial institution, prime plus 2.00% (9.00%
                          at June 30, 1995 and 8.75% on December 31, 1995,
                          respectively), due April 1996, payable in monthly
                          installments of $13,889 plus interest, collateralized by
                          receivables and other assets and personally guaranteed by
                          certain officers and directors.                                      111,111             -

                          Senior convertible notes, 10% interest payable semiannually on December 31 and March 31.  Due in March 2000,
                          collateralized by securities at June 30, 1995 and cash
                          equivalent instrument at March 31, 1996. The notes are
                          convertible into units consisting of one share of common
                          stock and one warrant at the rate of $.67 per unit. The
                          warrants are exercisable to purchase one share of common
                          stock at $1.00, expiring the earlier of 3 years from date of
                          conversion or December 31, 2001.                                     375,000         350,000

                          Note payable to an individual, interest at prime plus 3%
                          payable quarterly, (9.00% at June 30, 1995 and 8.75%
                          December 31, 1995, respectively). Payment of principal will be due as follows: commencing August 31, 1996, four
                          quarterly principal payments of $2,500; commencing August
                          31, 1997, four quarterly principal payments of $6,250;
                          commencing August 31, 1998, seven quarterly principal
                          payments of $7,500. The balance is due June 1, 2000,
                          collateralized by securities.                                        190,000              -

                                                                                           JUNE 30,            MARCH 31,

                                                                                             1995                1996
                                                                                          ----------          ----------
                          12% Subordinated 180-day promissory note - Series 1995-B is due along with accrued interest due on June 25, 1996.  The note is collateralized by all the assets of the corporation junior to the first security interest of the financial
                          institution.  The note can be converted at the option of the holder into any subsequent equity offering.  In the event of
                          default, the note will convert at a rate of $.50 per share.          -                       62,500
                                                                                         --------------      ----------------

                                                                                                    -
                                  Total                                                  $   1,686,081       $      4,558,461
                                                                                         -------------       ----------------

                              Less current portion                                           (486,536)             (1,416,435)
                                                                                         -------------       ----------------

                              Long-term portion                                          $   1,199,545       $      3,142,026
                                                                                         =============       ================

                            TOPRO, INC. SUBSIDIARIES

                                  CONSOLIDATED
                         NOTES TO FINANCIAL STATEMENTS

5.  DISCONTINUED OPERATIONS

         Sharp Electric Construction Co. Inc.- When Sharp Electric was discontinued in the Company's fiscal 1995, a remaining contract backlog of $2,800,000 remained and a subcontractor was hired to complete the backlog. Reserves were then established to cover the estimated net costs of executing the backlog. Current forecast costs of completing that backlog exceed the original estimates, resulting in the current loss on disposal of $1,050,072. As of March 31, 1996, the remaining contract backlog is $886,000 with all work scheduled for substantial completion by July 30, 1996. While the current charge to loss on disposal is estimated to cover future cost to complete these projects, these costs are estimated and there is some risk they could again be over-run. The uncertainty exists because the cost estimated are provided by the subcontractor which have proven inaccurate with past estimates. The subcontractor estimates provided in December were exceeded resulting in the present loss recognized

         Tech Sales, Inc.- In December 1995, the board of directors formally approved the discontinuance of Tech Sales, Inc.("Tech Sales"). On January 30, 1996, the Company, formally discontinued the Tech Sales operations. The Company operated its distributorship and manufacturer's representation business through Tech Sales offering a number of products in the instrument and control-valve markets in the Rocky Mountain states. These products were sold through representation contracts with more than 20 original equipment manufacturers. These contracts could be canceled, upon thirty days notice, given by either party. The thirty-day notice was given to all manufactures on January 30, 1996 of the Company's decision to cancel all contracts. This required Tech Sales operations continued through February 28, 1996 to meet its thirty-day obligation to the manufactures. The Company also incurred additional severance and material costs in the discontinuance of Tech Sales.

         Prior to the discontinuance of Tech Sales, the Company, in June of 1995, sold the assets of its Utah office to the local management group. The Company had determined the Utah operations were of little strategic value and historic profit contribution was negative. Also, the Company terminated its distribution agreement for DMC products effective December 1, 1995. This was a product line supported by Tech Sales through its contacts in the industry. The Company had determined the margin opportunity in this activity was not consistent with its profit objectives.

    6.   SALE OF INVESTMENT IN DMC SHARES

         On November 8, 1995, Company completed the sale of its remaining 3,255 share interest in Direct Measurement Corporation ("DMC"), a privately-held Colorado corporation, to three parties, including J. Neal Ethridge. Mr. Ethridge is a former director of the Company and is the brother of the Company's Chairman. The purchase price of $1,110,000 (approximately $341 per share) was paid with $350,000 in cash, and exchange of the aggregate of $760,000 of the Company's promissory notes held by Mr. Ethridge and one of the other parties to the transaction. The purchase price, which is greater than the Company's book value of the shares, was determined by negotiation between the parties and reflects their consideration of the potential realizable value of the investment in DMC.

         The shares were sold subject to the agreement that in the event a bona fide offer is made prior to March 1, 1997 which results in the sale of the DMC shares, the Company will be entitled to receive one-half of any consideration in excess of $341 per share (less interest) and will be obligated to pay to the purchasers the difference (but no more than $105 per share) between the $341 per share purchase price and a lower subsequent sale price. This equates to a guaranteed minimum being paid to Topro of $236 per share or $768,180. The remaining portion of the sale price of $341,775 has been deferred until a determination of future sale price is consummated. Also, an amount equal to 10% per annum on the initial purchase price of $1,110,000 will accrue from the closing date of this transaction until payment is received from a subsequent purchaser of the shares, and such amount will be added to the $341 per share to be retained by sellers prior to calculating the 50% share of the excess consideration payable to Company. No interest will be owed should the final closing price not exceed the guaranteed minimum payment to Topro. The interest accruing on this note reduced the gain on the sale by $43,792 for the period ending March 31, 1996.

         As described above, payment of the purchase price included exchange of promissory notes held by Mr. Ethridge and another party. On October 20, 1993, prior to becoming a director of the Company, Mr. Ethridge loaned $750,000 to a subsidiary of the Company. During fiscal 1995, at a time when Mr. Ethridge was a director of the Company, this note was canceled and Mr. Ethridge and a non-affiliated party extended loans of $570,000 and $190,000, respectively, to the Company in exchange for promissory notes secured by a pledge of DMC shares, subordinated to prior rights of holders of the Company's 10% Senior Convertible Notes. The Company had pledged the DMC shares as collateral to secure repayment of its outstanding 10% Senior Convertible Notes. As substitution for the DMC shares sold on November 8, 1995, the Company pledged $350,000 in cash equivalent instruments to secure repayment of the 10% Senior Convertible Notes.

    7.   ACQUISITION OF ADVANCED CONTROL TECHNOLOGY, INC

         On February 21, 1996, the Company, through a merger undertaken by a newly formed subsidiary, acquired all the outstanding capital stock of Advanced Control Technology, Inc.("ACT") an independent Control Systems Integrator located in Albany, Oregon. ACT's core business parallels that of the Company's, with emphasis on some different/additional markets and a generally more technically sophisticated product offering. ACT is focused on the following vertical markets: aerospace: food processing, grain handling; wood products; petrochemical processing; power generation; and mobile fleet management. The Company acquired all of the outstanding capital stock of ACT, in exchange for a maximum of 1,657,000 restricted shares of the Company's Common Stock of which 414,251 shares have been escrowed, to be released to the shareholders of ACT upon review of the December 31, 1995 balance sheet of ACT, Inc. and acceptance of proposed adjustments, if any. An additional 65,000 restricted shares were issued to a creditor of ACT in settlement of debt owing.

         The acquisition of ACT, a wholly owned subsidiary, is accounted for as a purchase method. The Company has incorporated the three months results ending March 31, 1996 for ACT in its present financial statements. The Company was active in the management of the ACT beginning in December 1995. The Company provided services in the form of required overhead reduction cuts, provided cash for operating activities and the negotiated workout with ElctromCom settlement and the bank lending institution beginning in December 1995.


    8.   EARNINGS PER SHARE

         Earnings per share are computed on the basis of the weighted average number of common shares outstanding during the period.

ITEM 2 - Management's Discussion And Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter in conjunction with the acquisition of ACT, the Company on February 21, 1996 issued $1,500,000 and on March 5, 1996 issued $1,000,00 of 9% convertible debentures to Renaissance Capital Growth & Income Fund III, Inc. to provide working capital funding. This indebtedness is collateralized by a security interest in all the assets of the Company including assets of ACT, Inc and MDCS, Inc. Interest on the unpaid principal balance will be paid monthly beginning April 1, 1996. Mandatory monthly principal installments, if the debenture is not sooner redeemed or converted, are due commencing on March 1, 1999, in principal installments of $10,000 per $1,000 of the then remaining principal amount. The outstanding principal amount of this debenture is redeemable at 120% of par if the closing bid price for the Company's common stock averages at least $5.00 for 20 consecutive trading days and is supported by a minimum of $0.25 in net earnings per share. The conversion price for the convertible debentures shall be $ 1.50 per share. In addition, the Company issued to Renaissance 375,000 warrants exercisable to purchase 375,000 shares of the Company's common stock at $2.00 per share expiring on March 31, 1999. The convertible debenture requires certain financial covenants of debt to equity of 3.6 to 1, current ratio of 1.1 to 1, minimum tangible net worth of $300,000, and times interest earned of 2 to 1 to be met. The Company is not in compliance with minimum tangible net worth of $300,000 and times interest earned of 2 to 1 as of March 31, 1996.

         During the quarter ended March 31, 1996, the Company borrowed an additional $226,500 through the issuance of 12% Subordinated 180-Day Promissory Notes - Series 1995-B due along with accrued interest in July 1996. The notes are collateralized by all the assets of the corporation junior to the first security interest of the financial institution. The notes can be converted at the option of the holder into any subsequent equity offering. In the event of default, the note will convert at a rate of $.50 per share. The proceeds of the notes were used to extend a secured working capital line to ACT, Inc. and provide working capital needs for the Company. The Company on March 29, 1996 converted $417,500 of the issuance of 12% Subordinated 180-Day Promissory Notes
- - Series 1995-A and B in a subsequent stock offering. Subsequent to March 31, 1996, an additional $32,500 of the notes were converted in this subsequent stock offering. As of May 17, 1996, $30,000 of the notes remain outstanding.

         The Company in March 1996 had a private offering outstanding for up to $900,000 or 720,000 shares of common stock. The Company closed on a portion of this offering resulting in net proceeds after commissions of $63,380 through March 31, 1996 along with the conversion of $417,500 of the 12% Subordinated 180-Day Promissory Notes being converted. Subsequent to March 31, 1996, the Company closed on an additional $347,500 for this stock offering. This closing resulted in $32,500 in 12% Subordinated 180-Day Promissory Notes being converted along with an additional $315,000 in cash resulting in net proceeds to the company of $270,200 after commissions.

         For the nine months ended March 31, 1996, the Company's cash increased $189,000. LOSSES FROM CONTINUING OPERATIONS totaled $626,000 with operating charges of $483,000 for the discontinued Tech Sales included in this result and INCLUSIVE OF CHARGES for depreciation, goodwill, reserve for bad debts, and gain on sale of assets, totaling $128,000. Decreases in other receivables, cost & estimated earnings in excess of billings, inventories, and change in assets of discontinued operations of Sharp Electric, resulted in a change of $1,735,000 FUNDS WERE USED to finance increases in trade receivables, prepaid expenses, deferred note costs, other assets, and decreases in accounts payables, accrued expenses, and billings in excess of costs and estimated earnings totaling $2,348,000. Funds were used for discontinued operations of Sharp Electric of $1,051,000. INVESTMENTS were made in capital equipment and software development costs capitalized in the period of $305,000, proceeds of $42,000 were received on a note receivable, the sale of the Company's investment of $350,000 in DMC, purchase of a one year $350,000 CD, and the cash acquired in the ACT acquisition of $191,000. FINANCING ACTIVITIES from short and long term debt, net of repayments, required $537,000 and the sale of stock generated, net of issuance costs $458,000. The Company issued $2,500,000 in convertible debentures resulting in net proceeds to the company of $2,328,000.

         DMC SALE - The Company sold its remaining shares of DMC stock for a combination of debt and cash for a total purchase price of $1,110,000. Debt of $760,000 owed to a former director and third party was canceled and additional cash of $350,000 was received by the company. A guaranteed minimum will be paid to Topro of $236 per share or $768,180. The remaining portion of the sale price of $341,775 has been deferred until a determination of future sale price is consummated. Any future sale price that exceeds the $236 guaranteed minimum per share will result in interest of 10% on the purchase price accruing. The deferred gain was reduced this quarter by $44,000 for the accrual of the interest due on the purchase price.

             ACCOUNTS RECEIVABLE ISSUE - In calendar year 1994, the Company was engaged by an electrical contractor ("EC") to supply control system integration services on a municipal water treatment facility in California. As the work progressed, the EC fell significantly behind in its payment obligations and eventually ended up being taken over by its bonding company. In May of 1995, the EC owed the Company $319,000. The EC's payment obligations are covered by payment and performance bonds. In June 1995, the Company received indication of a forthcoming settlement offer from the general contractor on one of the projects for the EC's receivable. It was felt that the Company had reasonably reserved for the portion of the receivable that was disputed by the EC. The offer for settlement has since been withdrawn by the general contractor. The Company has retained legal counsel in California to review the adequacy of our stop notice filings and determine the Company's legal standing. Stop notices have been issued to the appropriate municipalities reserving 125% of these funds from payment to the contractors. The EC has countered with a back charge of $450,000 on this project. This claim has been reviewed and evaluated by an independent third party (ITP) who engages in providing construction/systems dispute resolution and management services to both owners and contractor/subcontractors and suppliers on projects similar to the EC's project. The ITP view is the back charge claims are not valid. The ITP also believes the Company has back charges of between $200,000 and $250,000 in claims against the EC for excessive cost on the projects directly attributed to the EC's delays. The ITP also believes the Company has a direct claim against the municipality for owner-directed changes and delays. The Company is in the process of perfecting its claims position. The Company has not made any material resolution to the outstanding issues with regard to these receivables in the quarter.

         The Company has no material commitments for external capital expenditures.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

         REVENUES increased by $2,721,000 or 87% to $5,859,000 in the 1996 period versus total sales of $3,138,000 in 1995 for the control system integration operations. The increase is associated with the acquisition of ACT resulting in additional sales for the quarter of $2,268,000. The other units had increased sales of $384,000 for Topro and $69,000 for MDCS compared to the same period in 1995. The control systems integration operations unbilled backlog at March 31, 1996 was $7,269,000 for the Topro operation and $345,000 for MDCS, and $2,960,000 for the ACT operation.

         GROSS PROFIT MARGINS in the control system integration operation were $1,008,000 for the period ending March 1996 compared to $838,000 for the three months ending March 1995. Although gross profit margin had increased, the gross profit percentage decreased from 27% in 1995 to 17% in 1996. The decrease is the result of jobs that the Company downgraded in the quarter resulting in greater costs than will be recognized on the contract. Topro gross profit margin decreased $434,000 or 58% from the same period in 1995. Topro reported a gross profit of $750,000 in 1995 compared to a gross profit of $317,000 in 1996. This is expected to reverse in the up-coming quarter with better margin jobs and the completion of the lower margin municipal jobs that affected quarterly earnings. The opportunity for transition to industrial projects with improved gross margin continues and our analysis of current jobs in house represents higher profit margins than reflected in the current results.

         S,G&A EXPENSES increased $701,000 from $631,000 in the 1995 period to $1,331,000 in the 1996 period. SALES EXPENSES increased $232,000 from $162,000 in 1995 to $394,000 in 1996. The most significant increase is associated with the ACT acquisition resulting in $263,000 additional costs over the previous three month period in 1995. The selling expense for Topro decreased by $30,000 for the period. This decrease is largely attributed to a reduction in interdivisional support provided sales and marketing resulting in a reduction of $20,000. Also salaries have been reduced by $8,000 over the previous period due to the elimination and realignment of sales personnel. GENERAL AND ADMINISTRATIVE EXPENSE increased $469,000, from $469,000 in the 1995 period compared to $938,000 in 1996. Of this increase $264,000 of the increase is associated with the ACT purchase and the three months result of ACT include in the current quarter. MDCS operations accounted for $88,000 of the increase in the quarter ending March 1996. The Topro operation contributed $117,000 to the increase in the period. Although Topro corporate salaries were down $125,000 over the same period in 1995 other items offset this decline. The main contributor to the increase was associated with increased travel in the quarter relating to acquisitions resulting in $13,000 increase over the previous period. Accounting fees were up $23,000 over the previous period directly relating to tax returns and the MDCS audit for an 8K filing. Additionally, debt amortization expense for the quarter was $13,000 associated with debts incurred over the last twelve months. Outside services increased $33,000 relating to a settlement with a former employee. Shop supplies were up $40,000 over the same period from the previous year.

         INTEREST EXPENSE increased $27,000 in 1996 over 1995 due to the increased borrowings for the funding that took place for the acquisition of ACT, from the debt acquired in the ACT transaction resulting in an additional $29,000 of interest expense.

         OTHER INCOME increased $51,000 over the same period in 1995. This is associated with $10,000 recognized from the sale of assets and other income of Topro. ACT realized a $41,000 of other income from the elimination of old payables that were subsequently negotiated to a lower amount.

         NET LOSS FROM CONTINUING OPERATIONS was $389,000 down from a profit of $60,000 in 1995. This decline is associated with the completion of low margin municipal projects that reduced gross profit margin from 34% in 1995 to 20% in 1996 and the remaining lower margin industrial jobs from fiscal 1995 being completed in this quarter. Also the increased costs associated with the increased G& A expense as discussed above. Also, additional costs were incurred in discontinuing Tech Sales, Inc resulting in $64,000 additional charge for the quarter were included in the net loss from continuing operation. This was recognized from supporting personnel being maintained through March 1996 to finish existing commitments. MDCS incurred a $111,000 loss on a job resulting in a reduction of its earnings for the quarter of $61,000. This job has been downgrade with reserve taken and it is not expected to affect future quarters' earnings.

         DISCONTINUED OPERATIONS losses consist of the results of the completion of the Sharp Electric backlog. The loss for the quarter was larger than expected due to continued performance issues on the existing backlog with the contractor being utilized to finish the projects. The prior cost to complete estimates provided to Topro by the subcontractor have been unreliable and significant reserves were taken in the quarter to provide for the anticipated total future costs of completion of the two remaining contracts both scheduled for substantial completion in July. Though the contracts are near completion, given the prior performance of the subcontractor there exists some possibility of future cost overruns.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1995.

         REVENUES increased by $3,015,000 or 37% to $11,147,000 in the 1996 period versus total sales of $8,132,000 in 1995 for the control system integration operations. The increase is associated with the acquisition of ACT resulting in additional sales for the quarter of $2,268,000. The other entities had increased sales of $306,000 for Topro and $440,000 for MDCS compared to the same period in 1995. The control systems integration operations unbilled backlog at March 31, 1996 was $7,269,000 for the Topro operation and $345,000 for MDCS, and $2,960,000 for the ACT operation.

         GROSS PROFIT MARGINS in the control system integration operation were $2,683,000 for the period ending March 1996 compared to $2,442,000 for the nine months ending March 1995. Although gross profit margin had increased the gross profit percentage decreased from 30% in 1995 to 24% in 1996. The decrease is the result of jobs that the Company downgraded in the quarter resulting in greater costs than will be recognized on the contract. This is expected to reverse in the up-coming quarter with better margins jobs and the completion of the lower margin municipal jobs that Affected quarterly earnings. The opportunity for transition to industrial projects with improved gross margins continues.

         S,G&A EXPENSES increased $1,005,000 from $1,811,000 in the 1995 period to $1,816,000 in 1996 period. SALES EXPENSE increased $303,000 from $377,000 in 1995 to $680,000 in 1996. Of this increase $263,000 is associated with the ACT acquisition for the quarter. Topro's selling expenses increased $41,000 over the corresponding period in 1995. This is associated with increased commissions expense of approximately $26,000 over the previous period. Increased marketing expenses of $11,000 were associated with additional marketing materials and information focused on the industrial market place. Travel and trade show expenses are up $11,000 over the previous period. Salary expense decreased $14,000 over the same period due to realignment of sales personnel. GENERAL AND ADMINISTRATIVE EXPENSE increased $704,000, from $1,434,000 in the 1995 period compared to $2,137,000 in 1996. Of this increase $264,000 is associated with the acquisition of ACT not previously reported in the quarter for the 1995 period. MDCS operation increased expenses by $191,000 over the same nine month period in 1995. This is largely attributed to the increased operations from the increased sales of 53% year to date. Topro corporate was up $62,000 over the same period in 1995. Corporate incurred $28,000 in debt amortization expense associated with debt raised for funding activities being amortized over the life of the debt. Outside services for corporate increased $11,000. These increases are associated with $12,000 of employee training in the engineering section to support changing platforms. Outside services for engineering increased $42,000 over the same period in 1995 associated with a settlement with a former employee. Non job related travel expenses was up $23,000 over the same period in 1995. Shop supplies increased $60,000 over the previous period in 1995 creating a significant unfavorable variance.

         INTEREST EXPENSE increased $60,000 in 1996 over 1995 associated with the additional debt acquired in the ACT acquisition. Also Topro's interest expense increased $30,000 over the same period in 1995 largely attributed to the increased debt incurred from the acquisition of ACT, the issuance of the 12% notes, and the $2,500,000 in convertible debentures.

         OTHER INCOME increased $133,000 over the same period in 1995. This is associated with a $79,000 recognized gain from the sale of the DMC investment in November 1995 and the recognition of the deferred gain from the sale of the company's office building in 1995. ACT realized $41,000 of other income from the elimination of old payables that were subsequently negotiated to a lower amount.

         NET LOSS FROM CONTINUING OPERATIONS were $626,000 in 1996 compared to a profit of $255,000 in 1995. The decline is attributed to the completion of low margin municipal projects and the remaining lower margin industrial projects from fiscal 1996 being completed in the second quarter along with the increased G& A expense as discussed above. Also a significant reduction in a MDCS job of $111,000 reduced the overall operations results for the period. Also, costs from the discontinued operations of Tech Sales, Inc resulted in $483,000 in operating charges for the nine months of operation ending March 1996 included in the above figure.

         DISCONTINUED OPERATIONS losses consist of the results of the completion of the Sharp Electric backlog. Significant write-downs were taken on the Sharp Electric backlog in the quarter. The total loss from discontinued operations was $1,051,000 for the nine months ending March 1996. Further losses in the two remaining contracts requiring completion is uncertain but possible. The Sharp Electric margin forecast was significantly downgraded in the quarter based on the experience of the efforts of the third party contractor in completing the projects. The estimates provided by the contractor have proven unreliable and with the contracts being significantly complete have resulted in a clearer picture of the remaining costs.

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings

             Not applicable

    Item 2.  Changes in Securities

             Not applicable

    Item 3.  Defaults Upon Senior Securities

             Not applicable

    Item 4.  Submission of Matters to a Vote of Security Holders

             Not applicable

    Item 5.  Other Information

             Not applicable

    Item 6.  Exhibits and Reports on Form 8-K


             a)  Exhibits
                 2.1 Agreement and Plan of Merger dated February 21, 1996. Incorporated by reference to exhibit 2.1 of the Form 8K dated March 6, 1996

                 10.1 Renaissance Capital Growth & Income Fund III, Inc. - Loan agreement. Incorporated by reference to exhibit
                          10.1 of the Form 8K dated March 6, 1996

                 27       Financial Data Schedule

             b)  Reports on Form 8-K
                 During the quarter covered by this report, the Company filed;
                 1) a current report on Form 8K, dated February 9, 1996, reporting a disposition of assets pursuant to Item 2. 2)a current report on Form 8K, dated March 6, 1996, reporting the acquisition of a company pursuant to Item 2, the filing of financial statements pursuant to Item 7, and the funding of convertible debentures pursuant to Item 5. 3) an amended current report on Form 8K dated March 29, 1996, amended to include pro forma financial statements for the disposition of Tech Sales, Inc. 4) an amended current report on From 8K dated April 22, 1996 amending the financial statements for the disposition of Tech Sales, Inc.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     TOPRO, INC.
                                          -------------------------------------
                                                  (Registrant)



Date: May 20, 1996                         /s/ John Jenkins
     ------------------------             -------------------------------------
                                          John Jenkins
                                          President and Chief Executive Officer


Date: May 20, 1996                        /s/ Thomas Tennessen
     ------------------------             -------------------------------------
                                          Thomas Tennessen
                                          (Principal Accounting Officer)

                                EXHIBIT INDEX




Exhibits                   Description                                  Page No.
- --------                   -----------                                  --------
 2.1        Agreement and Plan of Merger dated February 21, 1996.
            Incorporated by reference to exhibit 2.1 of the Form 8K
            dated March 6, 1996

10.1        Renaissance Capital Growth & Income Fund III, Inc. -
            Loan agreement.  Incorporated by reference to exhibit 10.1 of the Form 8K dated March 6, 1996

27          Financial Data Schedule
