Form 10KSB
period 1996-06-30
TOPRO INC
filed 1996-10-15
CIK 874263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


   X     Annual report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934

                    For the fiscal year ended June 30, 1996

                                       Or

         Transition report pursuant to section 13 or 15 (d) of the Securities
  ---    Exchange Act of 1934


                       Commission file number:  0 - 19167

                                  TOPRO, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Colorado                                     84-1042227
-----------------------------------------           ----------------------------
 (State or other jurisdiction of                    I.R.S. Employer I. D. Number
  incorporation or organization)

2525 West Evans Avenue, Denver, Colorado                       80219
-----------------------------------------                      -----
(Address of principal executive offices)                     (zip code)


 Registrant's telephone number, including area code:    (303) 935-1221

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.0001 Par Value
                                                            Common Stock
                                                            Redeemable Purchase
                                                            Warrants

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ---          ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: X .
                                      ---

         State issuer's revenues for its most recent fiscal year: $ 20,633,000

         Shares of common stock, $.0001 par value, outstanding as of October 10, 1996: 6,639,403 shares. Aggregate market value of voting stock held by non-affiliates of the registrant on October 10,1996 $ 11,203,070

         Documents incorporated by reference: None.

         Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                                  TOPRO, INC.
                                  FORM 10-KSB
                               TABLE OF CONTENTS


Part I                                                                              Page
------                                                                              ----
      Item 1    Description of Business                                             3

      Item 2    Description of Property                                             7

      Item 3    Legal Proceedings                                                   7

      Item 4    Submission of Matters to a Vote of Security Holders                 7


Part II
-------

      Item 5    Market for Common Equity and Related Stockholder Matters            8

      Item 6    Management's Discussion and Analysis or Plan of Operation           8

      Item 7    Financial Statements                                                14

      Item 8    Changes in and Disagreements with Accountants on Accounting         15
                and Financial Disclosure

Part III
--------

      Item 9    Directors and Executive Officers; Compliance with Section 16(a)
                of the Exchange Act                                                 15

      Item 10   Executive Compensation                                              16

      Item 11   Security Ownership of Certain Beneficial Owners and Management      19

      Item 12   Certain Relationships and Related Transactions                      19

Part IV
-------

      Item 13   Exhibits and Reports on Form 8-K                                    21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Development of Business - Fiscal 1994 through Fiscal 1996

       Topro, Inc. (the "Company"), a leading control systems integrator, provides software applications, system design and configuration in the manufacturing process control industry. Process control systems are sophisticated computer controlled packages of measurement instruments and other devices that provide automatic control of manufacturing processes while acquiring, converting and storing process data for use by operators and management information systems. Manufacturing and process industries utilize the Company's products and services to realize greater efficiencies in operation.

        From inception through fiscal 1994, the Company operated primarily through Tech Sales, Inc. ("TI") and its subsidiary Topro Systems Integration, Inc. ("TSI"). TI was organized in Colorado in 1974. In October 1991 TI was acquired by the Company, a Colorado corporation which had no prior operations. Through TI the Company acted as a manufacturer's representative and distributed components and devices used in process-control applications. Through TSI, the Company engaged in designing, developing, assembling, marketing, and servicing integrated process control systems (control systems integration). TSI's services historically were marketed primarily to governmental and municipal customers for water and waste-water treatment plants and, to a lesser extent, to industrial customers in the chemical, petroleum, mining, electric power, and food processing industries.

       During fiscal 1995 the board appointed a new CEO, John Jenkins, as part of a plan to address and improve the Company's performance. In March 1995, Mr. Jenkins proposed and the Board approved a new strategic plan based on re-focusing the Company on its core business of control systems integration.

       During fiscal 1995 and 1996, the Company's operations were re-structured to focus solely on the business of control systems integration. During this period, the Company discontinued certain non-core activities and acquired other control system integration companies. Through these strategic acquisitions, the Company quickly has expanded its system integration business into new regions and gained access to additional markets in which these acquired companies had an established presence and customer base.

       In parallel, as a critical aspect of this new strategy, in fiscal 1995 the Company discontinued certain activities, specifically those conducted through TI and through Sharp Electric Construction Company ("SEC"). The Company had acquired SEC, a full service electrical contracting firm, in August 1993, but was markedly unsuccessful in its attempt to successfully integrate and manage that business. The Company had expected the acquisition of SEC to improve the Company's ability to secure process control projects with electrical construction requirements, and to expand its ability to handle field installations. However, the synergy expected in the acquisition did not materialize. In spite of various management changes and attempts to strategically reposition the business, SEC continued to produce severe losses. Accordingly, in May 1995 the Company sold certain assets of SEC to Piper Electric Company ("PEC") and contracted with PEC to provide labor and management services for the completion of the existing SEC backlog on a cost plus fee basis. The Company retained financial responsibility for uncompleted contracts from the discontinued operations with a backlog of $3,425,000 on May 1, 1995. The two largest contracts with an expected completion date August 1996 comprised $2,596,000 of this backlog on May 1, 1995. All projects save one were completed prior to July 1996 and the one remaining is expected to be completed October 18, 1996. The SEC operating losses from date of acquisition and forecasted additional costs of discontinuing the business are reflected in the Company's financial statements. A charge from discontinued operations of $2,390,000 was taken in fiscal year 1995. The actual costs of completing contracts during 1996 greatly exceeded costs forecasted at the close of fiscal 1995, resulting in a loss on disposal of $1,871,000 for fiscal 1996.

        During fiscal 1995, management determined that the operations of the Utah regional office of TI, the Company's distribution and manufacturer's representation subsidiary, were of little strategic value and historic profit contribution was negative. As part of management's new strategic plan, in fiscal 1995 the Company sold the assets and business of TI's Utah regional office to local management. Following this disposition, management reconsidered the value of the remaining TI operations in light of the Company's renewed focus on control systems integration. As a result, TI and its operations were formally discontinued on January 30, 1996. The costs of terminating the TI operations are fully absorbed in the Company's fiscal year ended June 30, 1996.

       In fiscal 1993, the Company began to purchase shares of Direct Measurement Corporation ("DMC"), a privately held corporation organized to develop, promote and market products utilizing a unique gas flow measuring method, for which the Company was granted certain distribution rights. In fiscal 1995 the Company acquired additional shares and sold a portion of its holding. In November 1995, the Company sold its remaining 3,255 share interest in DMC (see "Certain Relationships and Related Transactions") and in December 1995 abandoned efforts to distribute and promote DMC products. This decision was due in part to the Company's shift away from distribution to control systems integration and due in part to management's re-assessment of the risk-reward potential of this arrangement to the Company. The Company had incurred significant expense in product introduction in fiscal 1995, and sales for fiscal year 1995 were only $41,000.

       Commencing in fiscal 1995, the Company has expanded its core business of control system integration through select acquisition of system integrators in new geographical and application markets. The acquisition strategy is founded on identifying quality, regional or specific market niche control systems integrators and then using their established infra-structures to bring the Company's products and services to new markets. Acquisition of systems integrators in other regions provides opportunities for the Company to expand more rapidly and efficiently than it could through development of new regional markets from infancy. In addition, the acquired integrators bring significant new vertical market expertise and technologies to the Company that can be applied in the Company's established geographical markets. The Company believes this broad geographical coverage and position in multiple vertical markets is a competitive advantage.

       A first step in executing this strategy was the July 1995 acquisition of Management, Design and Consulting Services, Inc (MDCS), an Atlanta based system integrator, in exchange for 200,000 shares of the Company's Common Stock.
With the additional personnel and other resources of the Company, MDCS is able to accept larger projects which it previously turned down. MDCS sales grew by 45% in the first year after acquisition.

       During fiscal 1995, the Company opened two satellite sales and engineering offices in certain regions in an attempt to access and support specific customers and markets. During fiscal 1996, management determined that these efforts were not effective in establishing and supporting a market presence, and returned its focus to expansion through acquisitions.

       In February 1996, the Company acquired Advanced Control Technology, Inc. ("ACT"), a leading independent control system integrator headquartered in Albany, Oregon, in exchange for 1,657,000 "restricted" shares of common stock. Concurrently with the acquisition of ACT, the Company received $1.5 million in debt financing through sale of a 9% Convertible Debenture to Renaissance Capital Growth & Income Fund III, Inc. ("Renaissance Capital"). Proceeds of that debt financing, as well as proceeds from sale of an additional $1.0 million Convertible Debenture in March 1996 have been used to finance expansion of the Company's operations following the acquisition of ACT. See "Management's Discussion and Analysis."

       ACT is a leading control system integrator with acknowledged leadership in certain vertical markets including wood products, aerospace, grain handling, and computer aided dispatch. ACT annual revenues averaged approximately $11,000,000 in the three years prior to acquisition.

       On May 30, 1996, the Company acquired Vision Engineering Corporation ("VEC"), a leading control systems integrator based in Cypress, California with sales and engineering offices in Sacramento, Los Angeles, Phoenix and Chicago and sales offices in Boston and Puerto Rico, in exchange for 200,000 "restricted" shares of common stock and 900,000 common stock options exercisable at prices of $2.25 and above per share. The consideration for VEC will be increased by 100,000 bonus shares in the event VEC meets certain profit goals during the first two quarters of fiscal 1997. The Company sold an additional $1,000,000 Convertible Debenture to Renaissance Capital in June 1996 to provide additional working capital.

       VEC enjoys a significant market position in the food processing, pharmaceutical packaging and electronic component manufacturing industries.
Its expertise in machine vision applications is expected to contribute a strong growth dynamic to the total organization. VEC revenues averaged approximately $9,000,000 in the three years prior to acquisition.

       Management believes these acquisitions have given the Company significant competitive advantages. The Company's combined staff allows it to address projects of size and scope that other smaller control system integrators cannot. The Company's geographic reach through branch offices positions it to address the total national needs of customers with diverse manufacturing locations.

       The Company has retained key management from each of the acquired organizations, and in some cases promoted these people to senior management positions in the combined organization. As the transactions were effected through the exchange of shares there is now a significant share-ownership position in the Company's executive management tier.

Narrative Description of Business

       The Company is an industrial technology company that develops, produces and markets control system integration products and services that provide factory automation solutions to industry. The Company operates this business through its wholly-owned subsidiaries, Topro Systems Integration, Inc. ("TSI"), based in the Company's Denver, Colorado facilities, MDCS, headquartered in Atlanta, Georgia, ACT, based in Albany, Oregon, and VEC, headquartered in Cypress, California. VEC has branch offices in Sacramento, California and Chicago, Illinois. TSI has a branch office in Phoenix, Arizona. ACT has a branch office in Seattle, Washington.

       Through these subsidiaries, the Company provides software applications, system design and configuration for manufacturing process control systems to industry. The Company markets its systems, products and services to industrial customers in the chemical, petrochemical, mining, electric power, and food processing industries, and to users of advanced communication networks that are based on fiber optics, microwave, and radio. The acquisition of ACT and VEC have given the Company access to the aerospace, wood products, fleet management, pharmaceutical and electronics industries. Through these acquisitions, the Company has established significant local presence in key geographical markets including Seattle, Portland, Sacramento, Los Angeles, Phoenix, Denver, Chicago, and Atlanta. Further, the Company has added substantially to its library of industrial software applications and specific vertical market or industry experience.

       During fiscal 1996, the Company's subsidiaries provided process control systems and services to national firms, including the following:

       Amgen                  Weyerhauser                Coastal Chem

       Baxter                 Nestle                     Shell

       Johnson & Johnson      Coca-Cola                  Conoco

       Boeing                 Nabisco                    Cypress Minerals

       Lockheed/Martin        Rockwell Semiconducter     BHP

       Georgia Pacific        Hewlett Packard            Cargill

       The Company also serves the market for water and waste-water treatment facilities. This market, while having some industrial components, is largely composed of a governmental/municipal customer base. The Company acquires this work through bid and negotiation with electrical and general contractors. The competitive bid projects, as a rule, support profit margins that are narrower than those obtained on industrial contracts.

Competition

       Many firms throughout the United States provide control systems integration services comparable to those offered by the Company. The Company believes that the dominant practice among firms in the control systems integration business is to focus their competitive efforts on a single geographic region or a particular niche in the marketplace. Examples include vertical market niches (water and waste-water treatment, power-generation, petroleum, mining, and chemical industries) and/or functional niches (programmable logic control, distribution control systems, and data acquisition). By focusing upon a given niche, most firms typically acquire expertise, specialized resources, and business relationships that result in a competitive advantage within the niche.

       The Company believes that through its acquisition strategy, it has assembled a broad range of specific market niche expertise which, when combined with its large resource base and diverse geographical presence, gives it competitive advantages over most other firms. Because of its resource base, the Company can address projects of a size and scope many other integrators cannot. The Company's geographic reach gives it a competitive advantage in serving customers that have multiple manufacturing facilities spread across the U.S.

       While most independent control system integrators are much smaller than the Company, there are some firms which are larger and better financed than the Company. The Company may compete in certain markets with these firms but not generally across all markets.

       In fiscal 1996 the Company began to expend limited funds for research and development. This spending is applied to development of specific industrial application software. Production costs of the software are capitalized. This investment is designed to create both improved margins through repeat sales of applications in specific vertical markets and improve the Company's competitive position in these markets.

Backlog

       At June 30, 1995 and June 30, 1996 the order backlog of control systems was $6,315,000 and $8,837,000, respectively. Various contracts require the Company to perform certain system integration functions only after others have performed work on a specific project. This restriction prevents contracted backlog from being completed in an ensuing twelve month period. $800,000 of the June 30, 1996 backlog cannot be reasonably filled in the period ending June 30, 1997.

Employees

       As of June 30, 1996, the Company had 294 full-time employees. That number includes 162 engineers, designers, and project managers; 54 wiring, assembly, and fabrication workers; 23 sales persons; 10 service technicians; and 45 administrative personnel. No employee is represented by a labor union and the Company believes its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company maintains leased facilities and one owned building in the locations listed below.

                                                                                       Current
                                                            Square     Term of          Annual
            Function                      Location           Feet       Lease        Lease Costs
----------------------------------------------------------------------------------------------------
Corporate Headquarters and       2525 West Evans Ave         32,000      April 1999       $ 148.000
Topro Systems engineering        Denver, CO
and manufacturing facilities

Topro Systems engineering        1800 West Broadway           6,000        Jan 2001        $ 51,000
facilities                       Phoenix, AZ

Advanced Control Technology      2830 Ferry Street           13,000           Owned             N/A
engineering and manufacturing    Albany, OR
facilities

Advanced Control Technology      2514 Ferry Street           12,000       July 2001        $ 72,000
additional facilities            Albany, OR

Advanced Control Technology      3400 188th Avenue            1,000       Month-to-        $ 27,000
engineering office               Lynwood, WA                                  Month

Management Design and Consulting 1360 Seaboard Ind. Blvd      9,000       June 1998        $ 41,000
Services, Inc. engineering and   Atlanta, GA
manufacturing facilities

Vision Engineering Corp.         10855 Business Ctr. Dr.     31,000     Sept.  2001       $ 248,000
Engineering and manufacturing    Cypress, CA
facilities

Vision Engineering Corp.         9940 Business Ctr Dr         7,000        Feb 1997        $ 71,000
Engineering and sales facilities Sacramento, CA

Vision Engineering Corp.         1289 S.  Park Victoria Dr.   1,000       Month-to-        $ 16,000
Engineering and sales facilities Milpitias, CA                                Month

Vision Engineering Corp.         760 Pasquinelli Dr           4,000        Apr 1998        $ 64,000
Engineering and sales facilities Westmont, IL

ITEM 3. LEGAL PROCEEDINGS

       There are no material legal proceedings pending to which the Company (or any of its officers or directors in their capacities as such) is a party, or to which the property of the Company is subject. Management of the Company is not aware of any material proceedings being contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock, par value $.0001 per share, is traded under the symbol TPRO on the automated quotation system of the National Association of Securities Dealers ("NASDAQ"). The Company's outstanding redeemable Common Stock Purchase Warrants are traded on NASDAQ under the symbol TPROW. The warrants are exercisable at a price of $4.25. During fiscal 1996, the Company extended the Warrants expiration date to June 17, 1997.

       The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on NASDAQ for the past two fiscal years is provided below. They do not necessarily represent actual transactions:

       1996 Fiscal Year                           High Bid         Low Bid
       ----------------                           --------         -------
       Fourth Quarter                              $ 2.88           $ 1.94
       Third Quarter                               $ 2.94           $ 1.50
       Second Quarter                              $ 1.88           $ 1.50
       First Quarter                               $ 1.94           $ 1.63

       1995 Fiscal Year
       ----------------
       Fourth Quarter                              $ 1.91           $ 1.00
       Third Quarter                               $ 1.75           $ 0.63
       Second Quarter                              $ 3.38           $ 1.50
       First Quarter                               $ 3.38           $ 3.25

       As of June 30, 1996, there were approximately 464 holders of record of the Common Stock.

       The Company has never declared a dividend, and it is anticipated that any earnings will be retained for the Company's business in the foreseeable future.

       The transfer agent for the Company's common stock is American Securities Transfer, Incorporated, 938 Quail Street, Lakewood, CO 80215.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995:

       All sales revenue and operating expenses for 1996 and 1995 have been restated to eliminate the results of the discontinued operations of Sharp Electric Construction Company, Inc. ("SEC") and the distribution business of Tech Sales, Inc.("TI"). The Company's control systems integration operations included in the following discussion are, Topro Systems Integration, Inc. ("TSI"); Management Design and Consulting Services, Inc. ("MDCS"); Advanced Control Technology, Inc. ("ACT"), whose operations are included in the discussion for six months period from January 1, 1996 to June 30, 1996; and Vision Engineering Corporation (VEC), whose operating results are included for the period May 1 - June 30, 1996.

       REVENUE FROM SYSTEMS INTEGRATION in 1996 increased $8,815,000 (81%) from $10,911,000 in 1995 to $19,726,000 in 1996. This is attributed to a $1,488,000 increase in TSI, a $558,000 increase in MDCS, $4,820,000 from the acquisition of ACT, and $1,949,000 from the acquisition of VEC. Management attributes the revenue increase in TSI and MDCS to aggressive sales efforts in new markets. The Company has refocused its sales effort on industrial customers in select vertical markets. Average industrial contracts are generally smaller in gross sales value but hold much better margins than municipal work. As the Company continues to change its business mix from municipal to industrial markets gross revenues may decline in favor of improved margins. No single customer exceeds ten percent of revenues.

       GROSS PROFIT for the Company increased to $5,701,000 in 1996 from $3,133,000 in 1995 or 82%. In TSI the margin declined slightly from $2,647,000 in 1995 to $2,561,000 in 1996 while MDCS improved from $486,000 in 1995 to $660,000 in 1996. Additional gross profit was earned from the ACT acquisition ($1,739,000) and the VEC acquisition ($741,000). The overall GROSS PROFIT MARGIN realized in 1996, including the acquired companies, was 28.8% compared to 28.7% in 1995. The acquired companies gross margins, however, are considerably higher (36%) - (including MDCS) than for TSI (23%). TSI gross margins remained low as the Company executed a substantial amount of municipal
project backlog booked in early Fiscal 1995 but not completed until 1996   It
is expected 1997 will realize much higher gross profit margins, when both ACT and VEC reflects a full year's operations, and the TSI business includes a greater industrial component.

       TOTAL SG & A EXPENSES increased $2,817,000 from $2,385,000 in 1995 to $5,202,000 in 1996. $1,276,000 of the increase was from the acquisition of ACT and $803,000 from the VEC acquisition. TSI increased $495,000 from $2,019,000 in 1995 to $2,514,000 in 1996.. MDCS increased $243,000 from $365,000 to
$609,000 in the current period. SALES EXPENSE increased $575,000. Nearly all of the increase was due to the acquisition of ACT and VEC. (TSI decreased $53,000). G & A EXPENSE increased $2,128,000 from $1,792,000 in 1995 to
$3,920,000 in 1996.  The addition of ACT ($701,000) and VEC ($636,000)
accounted for $1,337,000 of the increase. TSI increased from $1,426,000 in 1995 to $1,974,000 in 1996. The increase is attributable to several factors: in 1995, discontinued operations of SEC and TI absorbed some fixed expenses such as utilities, lease expense, and deprecation that were fully absorbed by TSI in 1996; the costs of executing the Company's acquisition program, including cross training in procedures and practices, and raising necessary capital, were part of G & A expenses in 1996 and not present in 1995. Additionally, TSI absorbed the expense of the VEC Phoenix office for one month. MDCS G& A expense increased $243,000 from $366,000 in 1995 to $609,000 in 1996 due to the addition of an operations manager and a 46% increase in sales volume. Goodwill amortization totaled $114,000 ($83,000 from ACT and $31,000 from VEC). Goodwill amortization in 1997 will total $352,000.

       The Company continues its efforts to reduce total G & A expense through programs such as consolidating accounting and sales functions, while investing in a wide-area network that will reduce costs of inter-company communications.

       INCOME FROM SYSTEMS INTEGRATION decreased $250,000 from a $748,000 profit in 1995 to a profit of $498,000 in 1996. The acquisition of ACT (effective for the last half of the year) accounted for a profit of $463,000. VEC for the two months activity resulted in a loss of $63,000, and MDCS added $51,000 in net income as compared to $120,000 in 1995 (a decrease of $69,000). TSI earned $47,000, a change of $580,000 from the profit of $627,000 recorded in 1995. The decline in TSI, which included corporate costs, is attributable to the unusual expenses in general and administrative as discussed above.

       OTHER INCOME AND EXPENSES. Interest expense increased $197,000 in 1996 ($379,000) over 1995 ($182,000) due to greater borrowing at TSI ($34,000), and to interest expense incurred in the acquired companies of $109,000 in ACT and $54,000 in VEC. The Company recognized gains from the disposal of fixed assets increased $282,000 to $435,000 in 1996.

       INCOME FROM CONTINUING OPERATIONS was $16,000 in 1996 compared to $206,000 in 1995, a decrease of $190,000. A loss of $616,000 was recorded in the distribution operations in 1996 compared to a loss of $518,000 in 1995. The distribution business was discontinued in mid-year ending any gross profit contribution from that business. TSI earned $292,000 (which includes a gain on sale of fixed assets and investments of $421,000) in 1996 compared to a profit of $604,000 in 1995. This decrease is attributable to higher G&A costs as well as the lower gross margins sustained by the municipal project backlog addressed above. MDCS's net income decreased $69,000 from $120,000 in 1995 to
$51,000 currently.   Acquisitions added $354,000 from ACT and a loss of $64,000 from VEC.

       DISCONTINUED OPERATIONS losses of $1,871,000 consist of the results of completion of the Sharp Electric backlog. The actual cost of completing the projects remaining open at June 30, 1995 greatly exceeded the costs forecasted at that time. SEC projects save one were completed prior to July 1, 1996 and the one remaining is expected to be completed October 18, 1996.

       The Company has net operating loss carry forwards of approximately $8,200,000 for Federal purposes that will expire in 2008 through 2011. The net operating loss carry forward is subject to limitations from the net operating losses acquired in the acquisitions due to substantial change in ownership.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDED JUNE 30, 1996:

Capital and Debt Financing

       During the year in conjunction with the acquisition of ACT and VEC, the Company on February 21, 1996 issued $1,500,000, on March 5, 1996 issued $1,000,000 and on June 23, 1996 issued 1,000,000 of 9% convertible debentures to Renaissance Capital Growth & Income Fund III, Inc. to provide working capital funding. This indebtedness is collateralized by a security interest in the assets of the Company including assets of ACT, MDCS, TSI and Topro, Inc. Interest on the unpaid principal balance is due monthly. Mandatory monthly principal installments, if the debenture is not sooner redeemed or converted, are due commencing on March 1, 1999, in principal installments of $10 per $1,000 of the then remaining principal amount. The outstanding principal amount of this debenture is redeemable at 120% of par if the closing bid price for the Company's common stock averages at least $5.00 for 20 consecutive trading days and is supported by a minimum of $0.25 in net earnings per share. The conversion price is $ 1.50 per share on $2,500,000 of the principal amount of the convertible debentures. On the next $1,000,000 of the principal amount of the debenture the conversion price is $2.25. In addition, the Company issued to Renaissance 375,000 warrants exercisable to purchase 375,000 shares of the Company's common stock at $2.00 per share expiring on March 31, 1999. The Company has apportioned $38,000 to the value of this compensation. The convertible debenture requires certain financial covenants of debt to equity of
3.6 to 1, current ratio of 1.1 to 1, minimum tangible net worth of $300,000, and times interest earned of 2 to 1 to be met. The Company is not in compliance with these restrictive covenants as of June 30, 1996. A waiver has been granted by Renaissance for a period to extend for 13 months through July 1997.

       The Company in May 1996 completed a private offering begun March 1996 upon sale of a maximum (as amended) of 100,000 Units for gross proceeds of $1,000,000. Each unit consisted of eight shares of Common Stock and two common stock purchase warrants, each exercisable at $1.00 per share commencing on March 18, 1997 or the earlier date of an effective registration statement. The Company closed on a portion of this offering resulting in net proceeds after commissions of $63,380 through March 31, 1996 plus $417,500 of the Company's previously issued 12% Subordinated 180-Day Promissory Notes which were converted to subscriptions in the offering. On April 12, 1996, the Company closed on an additional $347,500 for this stock offering. This closing resulted in $32,500 in 12% Subordinated 180-Day Promissory Notes being converted along with an additional $315,000 in cash resulting in net proceeds to the Company of $270,200 after offering costs. On May 30, 1996 the Company closed on the final portion of the placement for $116,000 for this stock offering. From this closing $15,000 in 12% Subordinated 180-Day promissory Notes were converted along with $101,000 in cash resulting in net proceeds to the company of $86,670 after offering costs. Of the total 12% Subordinated 180 Day-Promissory Notes only $15,000 was redeemed through payment of cash.

       During the quarter ended June 30, 1996, the Company borrowed an additional $ 375,000 from three parties through the issuance of 8 % 270 Day convertible debentures is due in February 1997. Accrued interest is due and payable quarterly. The debentures may be pre-paid in whole or in part from time to time without penalty. The indebtedness represented by this debenture is specifically made senior to subsequent unsecured debt of the Company. The debenture is convertible at the rate of one share per $1.75 of principal and accrued interest.

CASH FLOW

       For the twelve months ending June 30, 1996, the Company's cash increased $3,000. PROFITS FROM CONTINUING OPERATIONS totaled $16,000 with operating charges of $616,000 from the discontinuance of TI included in this result and INCLUSIVE OF CHARGES for depreciation, amortization of note costs, goodwill, reserve for bad debts, gain on sale of assets, issuance of options and warrants and issuance of stock for interest, totaling $128,000. Decreases in inventories $73,000, billings in excess of costs and estimated earnings $82,000, and an increase in accounts payables $104,000, resulted in a change of $259,000 in the statement of cash flow. FUNDS WERE USED to finance increases in trade receivables $1,942,000, costs and estimated earnings in excess of billings $378,000, prepaid expenses $43,000, and accrued expenses $357,000, totaling $2,720,000. Cash utilized by discontinued operations of SEC was $1,198,000. INVESTMENTS requirements utilizing cash were made in capital equipment on a consolidated basis of $95,000, software costs capitalized of $572,000 for the year. Also, costs associated with the acquisition of ACT and VEC required $229,000 in resources, proceeds of $40,000 was received on a note receivable, the sale of the Company's investment of $350,000 in DMC and the cash acquired in the ACT and VEC acquisition of $202,000. FINANCING ACTIVITIES from short and long term debt, net of repayments, generated $2,790,000 and the sale of stock generated, net of issuance costs, $1,267,000. Deferred financing costs totaling $284,000 was incurred utilizing cash.

       SEC DISCONTINUANCE - The largest use of cash for the year involved the discontinued operations of SEC. During the fiscal 1996 year the SEC operations utilized $1,198,000 to complete the remaining jobs.

       DMC SALE - The Company sold its remaining shares of DMC stock for a combination of debt and cash for a total purchase price of $1,110,000. Debt of $760,000 owed to a former director and third party was canceled and additional cash of $350,000 was received by the company. The sale provides for a bonus payment to be paid the Company. Should DMC be sold to any third party for consideration of greater than $420 per share the Company will receive 50% of the difference between the $420 per share and the actual price. This additional consideration will be paid to the Company when received by the DMC selling shareholders. The Company realized a gain of $ 410,000 from the sale of the DMC stock.

       ACCOUNTS RECEIVABLE ISSUE - In calendar year 1994, the Company was engaged by an electrical contractor ("EC") to supply control system integration services on a municipal water treatment facility in California. As the work progressed, the EC fell significantly behind in its payment obligations and eventually was taken over by its bonding company. As of June 1996, the EC owed the Company $427,000. The EC's payment obligations are covered by payment and performance bonds. In June 1995, the Company received indication of a forthcoming settlement offer from the general contractor on one of the projects for the EC's receivable. It was felt that the Company had reasonably reserved for the portion of the receivable that was disputed by the EC. The offer for settlement has since been withdrawn by the general contractor. The Company has retained legal counsel in California to review the adequacy of its stop notice filings and determine the Company's legal standing. Stop notices have been issued to the appropriate municipalities reserving 125% of these funds from payment to the contractors. The EC has sent a notice to the bonding company stating a $192,000 back charge. The bonding company has reviewed all supporting documents and doesn't support the EC's claim. This claim has been reviewed and evaluated by an independent third party ("ITP") who engages in providing construction/systems dispute resolution and management services to both owners and contractor/subcontractors and suppliers on projects similar to the EC's project. The ITP view is the back charge claims are not valid. The ITP also believes the Company has back charges of between $200,000 and $250,000 in claims against the EC for excessive cost on the projects directly attributed to the EC's delays.

The ITP also believes the Company has a direct claim against the municipality for owner-directed changes and delays. The Company is in the process of perfecting its claims position. The Company has not made any material resolution to the outstanding issues with regard to these receivables in the quarter.

       The Company, on one other project worked on with the EC, has been discussing a settlement with the general contractor. The total amount owing from the EC on this project amounts to $161,000. The general contractor has issued a bond to the municipality to cover stop notices issued on the project because of the EC's non payment including our claim. The requirement for the bond by the general contractor was to allow the municipality to release retainage on the job. The municipality would not do so unless they had assurances that the claims were provided for. The Company feels that it has an adequate allowance to cover any unforeseen collection issues of these receivables in the fourth quarter of 1996.

       The Company has no material commitments for capital expenditures.

MANAGEMENT DISCUSSION OF LIQUIDITY

       The Company has incurred net losses for the past four years and has had negative cash flows from operations. As of June 30, 1996, the Company is not in compliance with its loan covenants from the issuance of the convertible debentures issued to Renaissance capital. Renaissance has granted a forbearance with compliance with those covenants until July, 1997. Management has taken the following actions to improve the Company's cash flow and operating results:

       1) The discontinuation of the electrical contracting business which produced losses of over $2,300,000 in 1995 and additional losses of $1,900,000 in 1996. The last remaining contract will be completed in mid October 1996. The Company estimates it has recognized all costs to complete all the projects in its fiscal 1996 results. The significant, and unexpected cost over-runs required to complete SEC's contract backlog was the largest single drain on the Company's cash resources in 1996 totaling $1,243,000. With the completion of the last project, SEC will no longer be a severe financial drain to the Company.

       2) The discontinuation of the remaining operation of the distribution business which generated operating losses of $616,000 inclusive of $110,000 in costs to wind down the affairs of the operation in 1996.

       3) An overhead reduction program undertaken in the first and second quarter of fiscal 1996. In addition, the Company continued to make management changes to improve the effectiveness of its various functions.

       4) The Company has continued to implement additional management financial controls that improve the ability to execute projects with maximum profitability.

       5) The acquisition program increased significantly the Company's sales revenue and afforded opportunity to reduce consolidated operating costs through centralization of certain general and administrative functions.

Further, the acquisition program provides the Company significant opportunity for profitable growth. The Company is now well positioned in new, fast growing vertical markets such as food and pharmaceutical packaging, and aerospace manufacturing. In addition, the Company's expanded geographical base of operations provides new regional markets for its traditional products and services as well as those of the acquired companies.

The Company has continued to shift emphasis away from lower margin municipal business to higher margin opportunities in the industrial markets. By way of specific example, the Company closed its 1996 financial year with the lowest backlog of municipal work in the past four years. New municipal orders in 1996 were less than 10% of the total orders booked.

Management believes that the actions taken to improve operating results will provide adequate cash flow to meet the Company's operating needs, and that if necessary, the Company will be able to obtain additional debt or equity financing. Although there can be no assurance that the Company will be successful in obtaining additional financing and generating sufficient cash flow to meet its operating needs, management believes that the actions taken will be adequate to enable the Company to continue.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditor's Report                                              F-2

Consolidated Balance Sheets - June 30, 1996                               F-3

Consolidated Statements of Operations - For the Years
Ended June 30, 1995 and 1996                                              F-5

Consolidated Statements of Stockholders' Equity - For the
Period from July 1, 1994 through June 30, 1996                            F-6

Consolidated Statements of Cash Flows - For the Years
Ended June 30, 1995 and 1996                                              F-7

Notes to Consolidated Financial Statements                                F-9

                          INDEPENDENT AUDITOR'S REPORT





To the Stockholders and Board of Directors
Topro, Inc.
Denver, Colorado




We have audited the accompanying consolidated balance sheet of Topro, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Topro, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the years ended June 30, 1995 and 1996, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
October 4, 1996

                          TOPRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996


                                     ASSETS

 CURRENT ASSETS:
  Cash                                                               $    236,000

  Receivables:
       Trade, net of allowance for doubtful accounts of $377,000        6,801,000
       Refundable income taxes                                            222,000
       Other                                                               54,000
  Costs and estimated earnings in excess of billings on
       uncompleted contracts                                            2,837,000
  Inventories                                                             148,000
  Prepaid expenses                                                        173,000
  Assets of discontinued operations                                       526,000
                                                                     ------------
           Total current assets                                        10,997,000

 PROPERTY AND EQUIPMENT, at cost:
  Land and building                                                       850,000

  Furniture, equipment and vehicles                                     2,516,000
  Leasehold improvements                                                  743,000
                                                                     ------------
                                                                        4,109,000
  Less accumulated depreciation and amortization                       (1,249,000)
                                                                     ------------
           Net property and equipment                                   2,860,000

 CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated
   amortization of $36,000                                                536,000

 DEBT ISSUANCE COSTS, net of accumulated amortization of $52,000          354,000

 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of
   accumulated amortization of $114,000                                 5,111,000

 OTHER ASSETS                                                             155,000
                                                                     ------------


 TOTAL ASSETS                                                        $ 20,013,000
                                                                     ============





       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          TOPRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996



                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Line-of-credit                                                     $  1,019,000
  Current portion of long-term debt:
       Related parties                                                    230,000
       Financial institutions and other                                   975,000
  Current portion of capital lease obligations
                                                                           56,000
  Accounts payable                                                      5,915,000

  Billings in excess of costs and estimated earnings on
       uncompleted contracts                                            1,582,000
  Accrued expenses                                                      2,224,000
                                                                     ------------
           Total current liabilities                                   12,001,000

 LONG-TERM DEBT, net of current portion                                 4,859,000

 CAPITAL LEASE OBLIGATIONS, net of current portion                        151,000

 COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5, and 14)

 STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00 per share; authorized
       10,000,000 shares; no shares issued

  Common stock, par value $.0001 per share; authorized
       200,000,000 shares; 6,639,403 shares issued and outstanding          1,000
  Additional paid-in capital                                            7,774,000
  Accumulated deficit                                                  (4,773,000)
                                                                     ------------
           Total stockholders' equity                                   3,002,000
                                                                     ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 20,013,000
                                                                     ============





       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          TOPRO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  FOR THE YEARS ENDED JUNE 30,
                                                  ----------------------------
                                                      1995            1996
                                                  ------------    ------------
 REVENUE:
     Control systems integration                  $ 10,911,000    $ 19,726,000
     Distributorship                                 2,565,000         907,000
                                                  ------------    ------------
                                                    13,476,000      20,633,000
 COST OF SALES:
     Control systems integration                     7,778,000      14,025,000
     Distributorship                                 1,858,000         652,000
                                                  ------------    ------------
                                                     9,636,000      14,677,000

 GROSS PROFIT                                        3,840,000       5,956,000

 OPERATING EXPENSES:
     Sales expense                                     593,000       1,168,000
     General and administrative expense              1,793,000       3,921,000
     Distributorship selling and other expenses      1,225,000         871,000
     Amortization of goodwill                             --           114,000
                                                  ------------    ------------
                                                     3,611,000       6,074,000

 OTHER INCOME (EXPENSE):
     Gain on sale of assets                            158,000         435,000
     Interest expense                                 (182,000)       (380,000)
     Other                                               1,000          79,000
                                                  ------------    ------------
                                                       (23,000)        134,000
                                                  ------------    ------------

 INCOME FROM CONTINUING OPERATIONS                     206,000          16,000

 DISCONTINUED OPERATIONS:

     Loss from discontinued operations of Sharp
         Electric                                   (2,256,000)           --
     Loss on disposal of Sharp Electric               (134,000)     (1,871,000)
                                                  ------------    ------------
                                                    (2,390,000)     (1,871,000)
                                                  ------------    ------------

 NET LOSS                                         $ (2,184,000)   $ (1,855,000)
                                                  ============    ============

 NET INCOME (LOSS) PER SHARE:
     Continuing operations                        $        .08    $        *
     Discontinued operations                              (.94)           (.40)
                                                  ------------    ------------

                   Net loss                       $       (.86)   $       (.40)
                                                  ============    ============


 WEIGHTED AVERAGE SHARES OUTSTANDING                 2,527,000       4,655,000
                                                  ============    ============

--------------
*  Less than $.01 per share





       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          TOPRO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1996


                                                         COMMON STOCK          ADDITIONAL
                                                  --------------------------     PAID-IN     ACCUMULATED
                                                     SHARES        AMOUNT        CAPITAL       DEFICIT
                                                  -----------    -----------   -----------   -----------
 BALANCE, July 1, 1994                              2,203,857    $     1,000   $ 3,142,000   $  (734,000)

    Shares issued for cash in private
        placements                                    589,850           --         455,000          --
    Shares issued for commission to
        underwriter                                    37,313           --          25,000          --
    Shares issued for conversion of senior
        notes                                         228,726           --         153,000          --
    Shares issued to employees for
        compensation                                   67,163           --          45,000          --
    Shares issued to employees for cash               248,719           --         280,000          --
    Options issued to an officer for
        compensation                                     --             --          78,000          --
    Net loss                                             --             --            --      (2,184,000)
                                                  -----------    -----------   -----------   -----------

 BALANCE, June 30, 1995                             3,375,628          1,000     4,178,000    (2,918,000)

    Shares issued for cash in private
        placements                                    845,000           --         757,000          --
    Shares issued for conversion of 12%
        180-day debentures and accrued interest       390,000           --         488,000          --
    Shares issued to employees for
        compensation                                    2,000           --           1,000          --
    Shares issued for conversion of senior
        notes                                          39,102           --          26,000          --
    Shares issued for payment of interest on
        senior notes                                   55,673           --          37,000          --
    Shares issued for the acquisition of ACT        1,657,000           --       1,657,000          --
    Shares issued for conversion of ACT debt           65,000           --         105,000          --
    Warrants issued with convertible
        debentures                                       --             --          38,000          --
    Shares issued for the acquisition of
        Vision                                        200,000           --         300,000          --
    Options issued for acquisition of Vision             --             --          90,000          --
    Shares issued for conversion of accounts
        payable balance                                10,000           --          10,000          --
    Warrants issued for services                         --             --          87,000          --
    Net loss                                                                                  (1,855,000)
                                                  -----------    -----------   -----------   -----------

 BALANCE, June 30, 1996                             6,639,403    $     1,000   $ 7,774,000   $(4,773,000)
                                                  ===========    ===========   ===========   ===========



       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          TOPRO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             FOR THE YEARS ENDED JUNE 30,
                                                                             ----------------------------
                                                                                 1995            1996
                                                                             ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                                        $    206,000    $     16,000
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
            Depreciation and amortization                                         167,000         446,000
            Allowance for doubtful accounts                                        (1,000)         61,000
            Gain on sale of assets                                               (158,000)       (435,000)
            Issuance of compensatory options and warrants                          78,000          18,000
            Stock issued for interest                                                --            37,000
            Changes in operating assets and liabilities, net of effects from acquisition and disposition of Sharp:
                    (Increase) decrease in:
                      Receivables                                                (382,000)     (1,942,000)
                      Costs and estimated earnings in excess of billings         (696,000)       (378,000)
                      Inventories                                                  53,000          73,000
                      Prepaid expenses and other                                 (145,000)        (43,000)
                    Increase (decrease) in:
                      Accounts payable                                          1,090,000         104,000
                      Billings in excess of costs and estimated earnings          194,000          82,000
                      Accrued expenses                                            (55,000)       (357,000)
                                                                             ------------    ------------
            Net cash provided by (used in) continuing operating activities        351,000      (2,318,000)

    Loss from discontinued operations                                          (2,390,000)     (1,871,000)
        Depreciation                                                               69,000            --
        Changes in assets                                                        (506,000)      1,294,000
        Increase (decrease) in accounts payable and accrued expenses            1,167,000        (621,000)
                                                                             ------------    ------------
            Net cash used by discontinued operations                           (1,660,000)     (1,198,000)
                                                                             ------------    ------------
 NET CASH USED IN TOTAL OPERATING ACTIVITIES                                   (1,309,000)     (3,516,000)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisitions of ACT and Vision                                  --           202,000
    Purchase of investment                                                       (400,000)       (229,000)
    Proceeds from sale of investment                                                 --           350,000
    Purchase of property and equipment                                           (141,000)        (95,000)
    Capitalized software development costs                                           --          (572,000)
    Proceeds from sale of property and equipment                                1,127,000            --
    Proceeds from note receivable                                                  10,000          40,000
                                                                             ------------    ------------
            Net cash provided by (used in) investing activities                   596,000        (304,000)



       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          TOPRO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             FOR THE YEARS ENDED JUNE 30,
                                                                             ----------------------------
                                                                                 1995            1996
                                                                             ------------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings:
        Related parties                                                            75,000            --
        Financial institutions and other                                       14,525,000      12,396,000
    Deferred financing costs                                                         --          (284,000)
    Principal payments on borrowings                                          (14,458,000)     (9,556,000)
    Payment of related party note                                                 (75,000)           --
    Proceeds from sale of common stock, net                                       735,000       1,267,000
                                                                             ------------    ------------
            Net cash provided by financing activities                             802,000       3,823,000
                                                                             ------------    ------------

 INCREASE IN CASH                                                                  89,000           3,000

 CASH, beginning of year                                                          144,000         233,000
                                                                             ------------    ------------

 CASH, end of year                                                           $    233,000    $    236,000
                                                                             ============    ============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                   $    196,000    $    294,000
                                                                             ============    ============
    Cash paid for income taxes                                               $       --      $       --
                                                                             ============    ============

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Common stock issued as payment for commission on the sale of senior
         notes                                                               $     25,000    $       --
                                                                             ============    ============
     Common stock issued to employees as payment of commission                $     45,000    $       --
                                                                             ============    ============
    Notes received from sale of assets                                       $     85,000    $       --
                                                                             ============    ============
    Conversion of notes and accrued interest to common stock                 $    150,000    $    551,000
                                                                             ============    ============
    Exchanged 1,200 shares of DMC stock and issued new notes for $760,000
        in exchange for the redemption of $1,000,000 of old notes            $  1,000,000    $       --
                                                                             ============    ============
    Notes payable cancelled in exchange for DMC stock                        $       --      $    760,000
                                                                             ============    ============

    Common stock issued in acquisition of Advanced Control Technologies      $       --      $  1,657,000
                                                                             ============    ============
    Common stock and options issued in acquisition of Vision Engineering     $       --      $    390,000
                                                                             ============    ============
    Common stock issued as payment of accounts payable                       $       --      $     10,000
                                                                             ============    ============
    Warrants issued in conjunction with convertible debentures               $       --      $     38,000
                                                                             ============    ============
    Interest converted to common stock                                       $       --      $     37,000
                                                                             ============    ============





       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     ORGANIZATION AND NATURE OF OPERATIONS:

       Topro, Inc. (Topro or the Company) designs, develops, assembles, markets, and services control system integration products. Integrated control systems are sophisticated computer controlled packages of measurement instruments and control devices that provide automatic control of manufacturing processes. The Company also operates a service division that provides instrument calibration and system configuration services. Prior to February 1996, it also acted as a distributor and manufacturer's representative for instrumentation and control valve products through its subsidiary Tech Sales, Inc. (Tech Sales). The operations of Tech Sales were discontinued in February 1996 (see Note
       6).

       In August 1993, the Company acquired 100% of the outstanding common stock of Sharp Electric Construction Company (Sharp). Sharp was primarily engaged in electrical project construction and service. As discussed in Note 5, the Company sold the assets of Sharp in May 1995.

       In July 1995, the Company acquired Management Design & Consulting Services (MDCS).

       In February 1996, the Company acquired all the outstanding common stock of Advanced Control Technology, Inc. (ACT).

       In May 1996, the Company acquired all the outstanding stock of Visioneering Holding Corporation (Vision).

       The above companies with the exception of Sharp, are involved in activities similar to Topro.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Principles of Consolidation - The consolidated financial statements include the accounts of Topro, Tech Sales, Sharp, ACT, Vision, and MDCS. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

       Cash and Cash Equivalents - The Company considers all highly liquid monetary instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash in bank deposit accounts which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

       Inventories - Inventories, which consist primarily of finished goods, are stated at the lower of cost or market using the first-in, first-out method.

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       Property and Equipment - Depreciation of property and equipment is provided utilizing the straight-line method over the following estimated useful lives:

                                                                       YEARS
                                                                      -------
        Building                                                         31
        Furniture and equipment                                         5-10
        Vehicles                                                        3-5


       Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to expense as incurred.

       Computer Software - Computer software development costs and other research and development costs are expensed as incurred. Costs incurred to develop product masters of computer software, for which technological feasibility has been established, are capitalized. Capitalized software costs are amortized on a product-by-product basis each year based on the greater of: (1) the amount computed using the ratio of current year gross revenues to the sum of current and anticipated future gross revenues for that product, or (2) five-year straight-line amortization. For the years ended June 30, 1995 and 1996, the Company capitalized $-0-and $572,000, respectively, of such costs. Amortization expense was $-0-and $36,371 for 1995 and 1996, respectively.

       Excess of Cost Over Fair Value of Net Assets Acquired - The Company amortizes costs in excess of the fair value of net assets of businesses acquired using the straight-line method over 15 years. Recoverability is reviewed annually or sooner if events or circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which goodwill applies to the net book value including goodwill of those assets. The analyses necessary involve significant management judgment to evaluate the capacity of an acquired business to perform within projections.

       Income Recognition - The Company follows the percentage of completion method of accounting for all significant long-term contracts. The percentage of completion method of reporting income from contracts takes into account the cost, estimated earnings, and revenue to date on contracts not yet completed.

       The amount of revenue recognized is the portion of the total contract price that the cost expended to date bears to the anticipated final total cost, based on current estimates of cost to complete. Contract cost includes all labor and benefits, materials unique to or installed in the project, subcontract costs, and allocations of indirect costs. Selling, general and administrative costs are charged to expense as incurred.

       As long-term contracts extend over one or more years, revisions in estimates of costs and earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements. Contracts which are substantially

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       complete are considered closed for financial statement purposes. Revenue earned on contracts in progress in excess of billings is classified as a current asset. Amounts billed in excess of revenue earned are classified as a current liability.

       Income related to direct sales of equipment and parts is recognized upon shipment. Commission income is recognized when the commission is received from the principal.

       Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using current enacted tax rates.

       Earnings (Loss) Per Share - Earnings (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding. Common stock equivalents have not been included as their effects are antidilutive.

       Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the estimates of costs to complete long-term contracts, and net realizable value of intangible assets. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates could change in the near term, and that such revisions could be material.

       Accrued Warranty Costs - Estimated warranty costs are provided for at the time of sale of the warranted product. The Company generally extends warranty coverage for one year from the time of sale.

       Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.

       Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivables, accounts payable, long-term debt, and other debt, approximates the carrying value in the consolidated financial statements at June 30, 1996.

       Reclassifications - Certain reclassifications have been made to the prior years financial statements to conform to the current year's presentation. Such reclassifications had no effect on net loss.

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       Impact of Recently Issued Accounting Standards - In March 1995, the Financial Accounting Standards Board issued a new statement titled Accounting for Impairment of Long-Lived Assets. This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

       In October 1995, the Financial Accounting Standards Board issued a new statement titled Accounting for Stock- Based Compensation (FAS 123).
       The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. The Company currently does not intend to adopt the fair value accounting prescribed by FAS 123, and will be subject only to the disclosure requirements prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 and may elect to adopt its provisions in the future.


3.     LIQUIDITY AND CONTINUED OPERATIONS:

       The Company has incurred net losses for the past four years and has had negative cash flows from operations. As of June 30, 1996, the Company is not in compliance with the loan covenants in the convertible debentures issued to Renaissance Capital. Renaissance has granted a forbearance with compliance with those covenants until July 1997. Management has taken the following actions to improve the Company's cash flow and operating results:

             o The discontinuation of the electrical contracting business which produced losses of over $2,300,000 in 1995 and a further loss of $1,900,000 in 1996. The last remaining contract will be completed in mid October 1996. The Company has recognized all costs to complete this work, in its fiscal 1996 results. The huge, unexpected costs overruns required to complete the Sharp contract backlog were the largest single drain of the Company's cash resources in 1996. With the completion of the last project, Sharp no longer will be a financial cost to the Company.

             o The discontinuation of the remaining operations of the distribution business which generated operating losses of $616,000, including $110,000 in costs to terminate the operations in 1996.

             o An overhead reduction program undertaken in the first and second quarter of fiscal 1996. In addition, the Company continued to make management changes to improve the effectiveness of its various functions.

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             o The Company has continued to implement additional management financial controls that improve the ability to execute projects with maximum profitability.

             o The acquisition program that increased significantly the Company's sales revenue and afforded opportunity to reduce consolidated operating costs through centralization of certain general and administrative functions.

             o Further, the acquisition program provides the Company significant opportunity for profitable growth. The Company is now well positioned in new, fast growing vertical markets such as food and pharmaceutical packaging, and aerospace manufacturing. In addition, the Company's expanded geographical base of operations provides new regional markets for its traditional products and services as well as those of the acquired companies.

             o The Company has continued to shift emphasis away from lower margin municipal business to higher margin opportunities in the industrial markets. By way of specific example, the Company closed its 1996 financial year with its lowest backlog of municipal work in the past four years. New municipal orders in 1996 were less than 10% of total orders booked.

       Management believes that the actions taken to improve operating results will provide adequate cash flow to meet the Company's operating needs, and that if necessary, the Company will be able to obtain additional debt or equity financing. Although there can be no assurances that the Company will be successful in obtaining additional financing and generating sufficient cash flow to meet its operating needs, management believes that the actions taken will be adequate to enable the Company to continue as a going concern.


4.     ACQUISITIONS:

       MDCS - In July 1995, the Company, acquired all the outstanding capital stock of MDCS, in exchange for 200,000 shares of the Company's common stock. MDCS provides consulting and engineering services related to the design, development, assembly and service of integrated process control systems to customers in the southeastern U.S. The Company intends to continue the business of MDCS. The sole shareholder and President of MDCS entered into an employment agreement with the Company for an initial term of two years and remains President of MDCS. The transaction was accounted for as a pooling of interests and, therefore, all prior period financial statements have been restated to include the accounts and operations of MDCS for all periods prior to the acquisition.

       Separate results of operations for the year ended June 30, 1995 are as follows:

                                         Topro          MDCS         Combined
                                      -----------    -----------   -----------
        Net revenues                  $ 9,700,000    $ 1,211,000   $10,911,000

        Net income (loss)              (2,304,000)       120,000    (2,184,000)

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       ACT - Effective January 1, 1996, the Company acquired all the outstanding common stock of ACT for 1,657,000 restricted shares of the Company's common stock. The acquisition has been accounted for as a purchase, and, accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The purchase price of $1,657,000 was determined based on the estimated fair value of the restricted shares issued. The excess of the purchase price over the estimated fair value of net assets acquired was $2,474,000 and is being amortized over 15 years. The operating results of ACT have been included in the consolidated statement of operations from the date of acquisition. The major shareholder and president of ACT entered into an employment agreement with the Company for 30 months.

       Immediately prior to the acquisition, ACT sold the rights to certain technology and related assets to a new entity formed by the former shareholders of ACT in exchange for $5,000 cash and a $95,000 note receivable. Topro obtained rights to acquire an equity interest in the new entity.

       Vision - Effective May 1, 1996, Topro acquired all the outstanding capital stock of Vision, an independent control systems integrator located in Cypress, California. The purchase price was 200,000 shares of restricted Topro stock, and options to acquire 150,000 shares of Topro stock exercisable at $2.25 commencing October 1996, 150,000 shares exercisable at $2.25 commencing April 1997, 300,000 shares exercisable at $2.50 commencing January 1998, and 300,000 shares exercisable at $2.75 commencing January 1999. An additional 100,000 shares will be issued if Vision meets certain future earning goals. In connection with the merger, Topro agreed to guarantee the bank debt of Vision in the amount of $1,165,000. The acquisition has been accounted for as a purchase, and, accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The purchase price of $390,000 was determined based on the estimated fair value of the restricted shares and options issued. The excess of the purchase price over the estimated fair value of net assets acquired was $2,792,000 and is being amortized over 15 years. The operating results of Vision have been included in the consolidated statement of operations from the date of acquisition.

       In connection with the merger, the past president of Vision entered into an employment agreement with the registrant for an initial term of 6 months, and a 24-month consulting agreement commencing six months after the date of the employment agreement. The past president will become a director of Topro. The past secretary and vice president of Vision, who is the spouse of the past president also entered into an employment agreement for an initial term of five months, and a 24-month consulting agreement commencing five months after the date of the employment agreement. Each consulting agreement includes a grant of 150,000 options exercisable at $2.25 per share, expiring in October 2006.

       The following unaudited pro forma summary combines the consolidated results of operations of the Company, ACT, and Vision as if the acquisitions had occurred at July 1, 1994 and 1995, with pro forma adjustments to give effect to amortization of goodwill, depreciation, and interest expense on debt incurred in connection with the acquisitions. The pro forma summary is not necessarily indicative of

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       future operations or the results that would have occurred had the transactions been consummated at the beginning of the periods indicated.

                                                      FOR THE YEARS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                       1995            1996
                                                   ------------    ------------
                                                           (Unaudited)
      Net revenues                                 $ 32,161,000    $ 30,611,000

      Net loss                                       (3,380,000)     (6,221,000)

      Loss per share                                      (0.42)          (1.13)


5.    SALE OF SHARP ELECTRIC:

      In May 1995, the Company completed the sale of substantially all operating assets of Sharp to Piper Electric Company Inc., a privately held electrical contracting company. Piper purchased certain machinery, tools, furniture, fixtures, equipment, vehicles, and inventory for $50,000 cash and a $50,000 note receivable, due through September 1995.

      In connection with the sale and purchase of assets, Piper, Sharp, and the Company have entered into a Management Agreement in which Piper has assumed management responsibility for completion of Sharp projects which were in progress on the closing date of the transaction, and receives a management fee equal to 12.5% of the amounts billed for work performed. The Company retained the responsibility of payment of vendors and collection of receivables generated from completion of these contracts.

      Condensed results of discontinued operations were as follows:

                                                       1995            1996
                                                   ------------    ------------
        Revenues                                   $  6,532,000    $  3,379,000
        Loss before income tax expense (benefit)     (2,256,000)     (1,892,000)
        Net loss                                     (2,256,000)     (1,892,000)


       Assets of discontinued operations are comprised of the following as of June 30, 1995 and 1996:

        Receivables                                $  1,559,000   $    411,000
        Costs and estimated earnings in excess
           of billings                                  244,000        105,000
        Other assets                                    145,000         10,000
                                                   ------------   ------------


                     Total assets                  $  1,948,000   $    526,000
                                                   ============   ============

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       In 1995, the company recorded a loss on the sale of the Sharp assets of $134,000, which included a provision for estimated future losses of $100,000. In 1996, the Company recorded additional estimated losses of approximately $1,871,000, as a result of the cost of completing the Sharp projects being significantly greater than originally estimated.


6.     DISCONTINUANCE OF TECH SALES OPERATIONS:

       In June 1995, Tech Sales sold the assets of its Utah office to the local management group for an aggregate purchase price of $85,000. Fifty-thousand dollars was paid in cash and the remaining $35,000 was in the form of a promissory note. This note bears interest at 2% over prime (11% at June 30, 1995). The principal and all unpaid interest is due and payable on June 30, 2000. The note is collateralized by 18,145 shares of the Company's common stock.

       On January 30, 1996, the Company formally approved the discontinuance of Tech Sales' remaining distributorship and manufacturers' representation operations. Following is a summary of the results of operations of Tech
       Sales:

                                                       FOR THE YEARS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                       1995            1996
                                                   ------------    ------------
       Revenues                                    $  2,565,000    $    907,000

       Loss from operations                            (518,000)       (616,000)


7.    TRADE RECEIVABLES:

      The following information summarizes trade receivables at June 30, 1996:

      Contract receivables:
         Completed contracts                                       $    869,000
         Uncompleted contracts                                        5,812,000
         Retainage                                                      497,000
                                                                   ------------
                                                                      7,178,000

      Less allowance for doubtful accounts                             (377,000)
                                                                   ------------

                                                                   $  6,801,000
                                                                   ============

      Generally, the Company's contracts contain retainage provisions and require that certain percentages of completion be achieved before amounts under the contracts can be billed. Retainages are generally collected within one year.

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




      The Company has concentrations of credit risk geographically in the western United States, and along industry lines in mining, aerospace, and food processing customers. The Company provides ongoing credit evaluations of its customers but collateral is generally not required. However, the Company typically deals with subcontractors who are bonded and the Company generally has the right to file mechanics' liens to secure delinquent accounts. Management believes that the allowance for doubtful accounts is sufficient to cover the Company's credit risk.


8.    CONTRACTS IN PROGRESS:

      The following information is applicable to uncompleted contracts of continuing operations at June 30, 1996:

      Costs incurred on uncompleted contracts                      $ 32,071,000
      Estimated earnings                                              2,282,000
                                                                   ------------
                                                                     34,353,000
      Less billings to date                                         (33,098,000)
                                                                   ------------

                                                                   $  1,255,000
                                                                   ============


      These amounts are included in accompanying balance sheet under the following captions as of June 30, 1996:

      Costs and estimated earnings in excess of
         billings on uncompleted contracts                         $  2,837,000

      Billings in excess of costs and estimated
         earnings on uncompleted contracts                           (1,582,000)
                                                                   ------------

                                                                   $  1,255,000
                                                                   ============

9.     INVESTMENT:

       During fiscal 1994, the Company entered into a stock purchase agreement with an unaffiliated privately-held entity which has developed certain patented flowmeter devices. In 1995, the Company's former president was appointed to the Board of Directors of the investee. In May 1995, the Company sold 1,200 shares, including 900 shares sold to a related party, for $164,000, resulting in a gain of $76,000.

       In November 1995, the Company completed the sale of its remaining investment in this company to three parties, one of whom is the brother of an officer of the Company. The purchase price was $1,100,000, which was comprised of $350,000 in cash and the cancellation of two promissory notes with a face value of $760,000.

       The original agreement included certain contingencies which resulted in the Company deferring a $341,000 gain, which equals exposure under the contingencies. A $68,000 gain was immediately recognized (for a total gain of $410,000).

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       On June 28, 1996, the Company entered into a amendment to the stock purchase agreement which resolved these contingencies. The Company recognized the previously deferred gain of $341,000 in the fourth quarter of 1996. The amendment also provides for a bonus payment to be paid to Topro in the event of certain circumstances. Any gain on this bonus payment will be recognized in the period it is received.


10.    LINES-OF-CREDIT AND LONG-TERM DEBT:

        Lines-of-credit consist of the following at June 30, 1996:

        Vision has a $650,000 line-of-credit pursuant to a loan agreement with a financial institution, collateralized by substantially all assets of Vision, with interest at prime plus 2% (total of 10.25%
        at June 30, 1996).  The line expires in December 1996 and requires monthly principal payments of $17,000 with an additional principal
        payment of $50,000 in July 1996                                       $  583,000

        ACT has a $500,000 line-of-credit pursuant to a loan agreement with a financial institution collateralized by substantially all assets of ACT, with interest at prime plus 2.5% (total of 10.75% at
        June 30, 1996).  The line expires in February 1997                       436,000
                                                                              ----------

                                                                              $1,019,000
                                                                              ==========

        Notes payable to related parties consist of the following at June 30, 1996:


        Notes payable to two officers and directors, with interest at 10%,
        due on demand, unsecured                                              $   80,000

        Notes payable to director and former majority stockholders of
        Vision, with interest at 8%, monthly payments of $10,000,
        unsecured                                                                130,000

        Note payable to relatives of director and former majority
        stockholders of Vision, interest payable quarterly at 10%,
        unsecured                                                                 20,000
                                                                              ----------

                                                                              $  230,000
                                                                              ==========

                          TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Long-term debt payable to financial institutions and others consists of the following at June 30, 1996:

        Convertible debentures, interest payable monthly at 9%.  The balance due relates to three debentures as follows: $1,000,000 maturing March 1, 2003, $1,500,000 maturing March 1, 2003, and
        $1,000,000 maturing June 1, 2003.  Mandatory principal repayments calculated at 1% of the outstanding balance begin monthly in March
        1999, collateralized by all the assets of the Company.(1)             $3,500,000

        Convertible notes, 8% interest payable quarterly on August 17,
        November 17, and February 17, due in February 1997, unsecured.(2)        375,000

        Senior convertible notes, 10% interest payable semi-annually on
        September 30 and March 31, due in March 2000, unsecured.(3)              350,000

        Note payable to a bank, with interest at prime plus 2.5% (total of
        10.75% at June 30, 1996), monthly principal and interest payments of $11,000 with remaining balance due August 1997, collateralized
        by substantially all assets of ACT                                       474,000


        Note payable to a bank, due in monthly payments of $3,000 including interest at 11%, with remaining balance due November 1996,
        collateralized by land and building of ACT                               262,000

        Note payable to an entity, due in monthly payments of $6,000 through April 2000, collateralized by second position on land and
        building of ACT                                                          241,000

        Note payable to legal counsel of ACT, monthly payments of $5,000 due through September 1998.  The note is non-interest bearing, but
        has been discounted at an effective rate of 10.25%                       121,000


        --------------
        (1) The first two debentures are convertible into one share of common stock at $1.50 of principal and interest, at any time. The third debenture is convertible into one share of common stock at $2.25 of principal and interest, at any time. The conversion prices may be reduced in the event of certain circumstances.

        (2) The notes are convertible into one share of common stock per $1.75 of principal and interest.

        (3) The notes are convertible into units consisting of one share of common stock and one warrant at the rate of $.67 per unit. The warrants are exercisable to purchase one share of common stock at $1.00, expiring the earlier of 3 years from date of conversion or December 31, 2001.

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Term loan payable to a bank, with a variable interest adjusted quarterly based on prime pus 2.75% (total of 11.0% at June 30,
        1996), collateralized by a second security interest on
        substantially all assets of Vision, guaranteed by SBA and
        personally guaranteed by a director, which personal guarantee is collateralized by a third trust deed on the director's residence, payable in monthly principal and interest payments of $7,000,
        adjusted quarterly, through September 2002                               324,000

        Term loan payable to a bank, with a variable interest rate at prime plus 2% (total of 10.25% at June 30, 1996), collateralized by equipment and leasehold improvements, due on demand or if no demand, payable in monthly installments of $7,000 plus interest
        through April 1998                                                       153,000

        Various notes payable, due in maximum monthly installments totaling
        $2,000 through March 1998, collateralized by equipment and
        vehicles                                                                  34,000
                                                                              ----------

               Total                                                           5,834,000
               Less current portion                                             (975,000)
                                                                              ----------

               Long-term portion                                              $4,859,000
                                                                              ==========



       The payment schedule for the years ended June 30 is as follows:

                                       RELATED
     YEAR                              PARTIES                 OTHER
     ----                             ----------            ----------
     1997                             $  230,000            $  975,000
     1998                                   --                 823,000
     1999                                   --                 288,000
     2000                                   --                 157,000
     2001                                   --                  76,000
       Thereafter                           --               3,515,000
                                      ----------            ----------


                                      $  230,000            $5,834,000
                                      ==========            ==========

      The convertible debentures described above include covenants which require the Company, among other things, to maintain certain working capital and net worth ratios. At June 30, 1996, the Company was not in compliance with certain covenants, however, the lender has granted a forbearance with compliance of the covenants through July 1997.

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.   INCOME TAXES:

      Deferred tax assets (liabilities) as of June 30, 1996 are comprised of the following:

        Current deferred tax assets (liabilities):
              Trade receivables                                    $    128,000
              Contingency loss on discontinued operations                50,000
              Deferred gain                                              23,000
              Accrued liabilities                                       284,000
                                                                   ------------
                          Total                                         485,000

        Less valuation allowance                                       (485,000)
                                                                   ------------

                          Net                                      $       --
                                                                   ============

        Long-term deferred tax assets (liabilities):
              Property and equipment                               $   (138,000)
              Net operating loss carryforwards                        2,792,000
                                                                   ------------
                    Total                                             2,654,000
        Less valuation allowance
                                                                     (2,654,000)
                                                                   ------------


                          Net                                      $       --
                                                                   ============


      At June 30, 1996, the Company has net operating loss carryforwards of approximately $8,200,000 for Federal income tax purposes which expire in 2008 through 2011. A portion of these carryforwards will be limited due to the change in control of acquired companies.


12.   STOCKHOLDERS' EQUITY:

      In addition to its common stock, the Company has authorized 10,000,000 shares of $1.00 par value preferred stock. The Company's Articles of Incorporation permit the Board of Directors to issue the Preferred Stock in series with rights and privileges to be determined by the Board of Directors at the time of issuance.

      In October 1994, the Company issued 110,000 shares of common stock and 110,000 warrants for proceeds of $144,000, net of issuance cost of $16,000 in a private placement.

      In December 1994, 30,000 shares of common stock and 30,000 warrants were issued for proceeds of $38,000, net of issuance cost of $4,000 in a private placement.

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      In December 1994, the President and Chief Executive Officer of the Company purchased 178,571 shares of common stock and 178,571 warrants for proceeds of $235,000, net of issuance cost of $15,000.

      In April 1995, the Company issued 449,850 shares of common stock and 449,850 warrants in a private placement for proceeds $273,000, net of issuance cost of $28,000.

      In conjunction with the placement of senior notes, the Company issued 149,254 warrants to the note holders and 37,313 shares and 37,313 warrants to the underwriter as a commission.

      In May 1995, two senior note holders converted a total of $150,000 of notes and $6,000 of accrued interest into 228,726 shares of common stock and 228,726 warrants.

      In June 1995, the Company issued 137,311 shares of common stock and 137,311 warrants to employees. 67,163 shares and warrants were for payment of services rendered by the employees. The remaining 70,148 shares and warrants were issued for cash of $45,000, net of issuance cost of $2,000.

      In conjunction with the president's employment agreement, the Company granted him options to purchase a total of 315,000 shares of common stock, exercisable as follows:

            o Options to purchase 80,000 shares at $.75 per share exercisable commencing January 23, 1995 through January 23, 2005.

            o Options to purchase 60,000 shares at $1.20 per share exercisable commencing June 30, 1995 through June 30, 2005.

            o Options to purchase 75,000 shares at $1.75 per share exercisable commencing June 30, 1996 through June 30, 2006.

            o Options to purchase 100,000 shares at $3.50 per share exercisable commencing June 30, 1997 through June 30, 2007.

      The Company recorded compensation expense of $78,000 related to the grant of these options during the year ended June 30,1995, which represents the difference between the market price at the date of grant and the exercise price.

      In May 1996, the Company extended the exercise period for 662,000 warrants to June 1997.

      In September 1995, a senior note holder converted $25,000 of notes and $1,000 of accrued interest into 39,102 shares of common stock and 39,102 warrants exercisable at $1.00 through August 1998.

      In October 1995, the Company issued 50,000 warrants exercisable at $1.00 through October 2000 to its public relations firm.

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      In November 1995, the Company issued 14,286 warrants exercisable at $1.75 through November 2000 to a financial institution in conjunction with a loan agreement.

      In conjunction with the convertible debentures issued in February and March 1996, the Company issued to Renaissance Capital 375,000 warrants exercisable at $2.00 per share through March 1999. The Company allocated $38,000 of the debenture proceeds to the warrants.

      In December 1995 and January 1996, the Company issued a total of $480,000 of convertible 12%, 180-day notes. The note holders received a total of 240,000 warrants exercisable at $1.00 per share through April 2000. In May 1996, the Company completed a private placement of units consisting of a total of 800,000 shares of common stock and warrants to purchase 200,000 shares of common stock. The warrants are exercisable at $1.00 per share through April 2000. This offering included conversion of the $465,000, 180-day notes, accrued interest of $23,000 and $535,000 of cash proceeds. The Company incurred offering costs of $167,000 in connection with these transactions. The Company also granted the underwriter a warrant to purchase 150,000 shares exercisable at $1.25 per share through March 2001.

      In September 1995, the Company completed a private placement of 435,000 shares of common stock at $1.00 per share. The Company incurred offering costs of $11,000 in connection with this transaction.

      In February 1996, the Company issued 200,000 warrants to a public relations firm, exercisable through February 1999 as follows: 50,000 at $1.25, 50,000 at $2.00, 50,000 at $2.50, and 50,000 at $3.00. The
      Company recorded $87,000 as the value of these warrants, which is being recognized as expense over the two-year term of the services agreement.

      In April and June 1996, the Company issued 55,673 shares and 50,000 warrants exercisable at $2.00 per share through May 1999 in payment of $37,000 of interest on the senior notes payable.

      Following is a summary of changes in stock options and warrants outstanding:

                                                                     EXERCISE
                                                        SHARES         PRICE
                                                     ------------   ------------
       Options:
       --------
       JULY 1, 1994                                        80,000    $3.50-$4.25
              Granted                                     377,250     $.63-$3.50
              Exercised                                      --             --
                                                     ------------   ------------
       JUNE 30, 1995                                      457,250     $.63-$4.25
              Granted                                   1,200,000    $2.25-$2.75
              Exercised                                      --             --
                                                     ------------   ------------
       JUNE 30, 1996                                    1,657,250      $.63-4.25
                                                     ============   ============

                  EXERCISABLE AT JUNE 30, 1996            732,250
                                                     ============

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       Warrants:
       ---------

       JULY 1, 1994                                       922,000    $3.38-$5.10
              Granted                                   1,458,019     $.67-$2.50
              Exercised                                      --             --
                                                     ------------   ------------
       JUNE 30, 1995                                    2,380,019     $.67-$5.10
              Granted                                   1,320,388
              Exercised                                      --             --
                                                     ------------   ------------
       JUNE 30, 1996                                    3,700,407    $.625-$5.10
                                                     ============   ============

                  EXERCISABLE AT JUNE 30, 1996          3,700,407
                                                     ============


                                                                        Expiration
                                                                           Date          Shares
                                                                      --------------   ---------
       Options outstanding at June 30, 1996 expire as follows:
       -------------------------------------------------------

       Exercise price of $4.25                                          April 2002        60,000
       Exercise price of $3.75                                         November 2002      10,000
       Exercise price of $3.50                                         February 2004      10,000
       Exercise price of $.75                                          January 2005       80,000
       Exercise price of $1.20                                         January 2005       60,000
       Exercise price of $1.75                                         January 2006       75,000
       Exercise price of $3.50                                         January 2007      100,000
       Exercise price of $.63                                          February 2005      25,000
       Exercise price of $1.63                                           June 2000        27,250
       Exercise price of $1.62                                          August 2005       10,000
       Exercise price of $2.25                                        September 2006     150,000
       Exercise price of $2.25                                         October 2006      450,000
       Exercise price of $2.50                                         October 2006      300,000
       Exercise price of $2.75                                         October 2006      300,000
                                                                                       ---------
                                                                                       1,657,250
                                                                                       =========

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Expiration
                                                                           Date          Shares
                                                                      --------------   ---------
       Warrants outstanding at June 30, 1996 expire as follows:
       --------------------------------------------------------

       Exercise price of $5.10                                          August 1995         60,000
       Exercise price of $4.25                                           June 1997         662,000
       Exercise price of $3.375                                        October 1998        100,000
       Exercise price of $3.50                                         October 1998         50,000
       Exercise price of $3.625                                        October 1998         50,000
       Exercise price of $2.50                                         October 1999         66,667
       Exercise price of $2.00                                         December 1997       178,571
       Exercise price of $.67                                           March 2000          74,627
       Exercise price of $1.25                                         October 1999         50,000
       Exercise price of $.67                                           April 2000         159,144
       Exercise price of $.67                                            May 2000            8,333
       Exercise price of $1.00                                          April 2000       1,133,951
       Exercise price of $1.00                                           May 1998          228,726
       Exercise price of $1.00                                         October 2000         50,000
       Exercise price of $1.75                                         November 2000        14,286
       Exercise price of $1.25                                         February 1999        50,000
       Exercise price of $2.00                                         February 1999        50,000
       Exercise price of $2.50                                         February 1999        50,000
       Exercise price of $3.00                                         February 1999        50,000
       Exercise price of $2.00                                           May 1999           50,000
       Exercise price of $2.00                                          March 1999         375,000
       Exercise price of $1.25                                          March 2001         150,000
       Exercise price of $1.00                                          August 1998         39,102
                                                                                         ---------
                                                                                         3,700,407
                                                                                         =========

13.   BENEFIT PLANS:

      The Company has a profit-sharing plan that covers all full-time employees with 12 months of service who elect to enter the plan. At the option of the Board of Directors, an amount, not to exceed that allowable under the Internal Revenue Code of 1984, as amended, may be contributed to the plan. During the years ended June 30, 1995 and 1996, the Company contributed $41,000, and $-0-, respectively, to the plan.

      The Company has 250,000 shares of common stock reserved for issuance under an incentive stock option plan. Through June 30, 1996, 37,250 options have been granted under this plan. For options granted under the plan, the exercise price must be equal to or exceed the fair market value of the Company's common stock on the date of grant.

      In October 1992, the stockholders approved an employee stock purchase plan (the 1992 Plan), covering essentially all of the Company's employees except those owning directly or indirectly more than 5% of the Company's common stock. The 1992 Plan, as amended, has authorized 10,000 shares and specifies certain dates that eligible employees may subscribe to purchase stock. The exercise price shall be not

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      less than 85% of the fair market value of the stock on enrollment date or exercise date, whichever is lower. During the year ended June 30, 1995, employees elected to purchase 2,992 shares. The Company executed these transactions on behalf of the employees through purchases on the open market.


14.   COMMITMENTS AND CONTINGENCIES:

      Leases - Vision leases equipment under leases which are classified as capital leases. The following is an analysis of leased equipment under capital leases at June 30, 1996:

        Equipment                                                    $  216,000
        Accumulated amortization                                         (2,000)
                                                                     ----------

                                                                     $  214,000
                                                                     ==========

      Amortization on equipment under capital leases charged to expense during 1995 and 1996 was $-0- and $2,000, respectively.

      The Company also leases office space and equipment under operating leases.

      Following is a schedule of future minimum lease payments for all leases:

                                                      Capital           Operating
                   Year Ended June 30,                Leases              Leases
              -----------------------------         ----------          ----------
              1997                                  $   90,000          $  406,000
              1998                                      81,000             364,000
              1999                                      59,000             285,000
              2000                                      39,000             132,000
              2001                                      13,000              88,000
              Thereafter                                  --                  --
                                                    ----------          ----------

                                                       282,000          $1,275,000
                                                                        ==========
              Less amount representing interest        (75,000)
                                                    ----------
                                                       207,000
              Current portion                          (56,000)
                                                    ----------


                                                    $  151,000
                                                    ==========

      Rental expense under all operating leases amounted to $239,000 and $310,000 for the years ended June 30, 1995 and 1996, respectively.

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      In April 1995, the Company sold a building for $1,025,000 and leased the building back. The building is used as the Company's headquarters, as well as its primary production facility. The Company used $770,000 of the proceeds to pay off two mortgages with financial institutions. The sale resulted in a deferred income of which $97,000 is being amortized over the four-year lease term. The minimum lease payments of $148,000 a year are included in the table above.

      Employment Agreements - The Company has entered into a employment agreement with an officer and director of the Company. The agreement expires in January 1997 and provides for minimum annual salaries of $100,000 for the first year of employment and $160,000 in the second year of employment. The agreement is automatically extended at the end of the initial term and on each anniversary unless a written notice is delivered by either party. See Note 4 for other employment agreements.

      Contingencies - The Company and its subsidiaries are parties to various legal proceedings and are subject to various claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material effect on the consolidated financial position of the Company.


15.   FOURTH QUARTER ADJUSTMENT:

      In the fourth quarter of fiscal 1996, the Company recorded adjustments to capitalize computer software development costs which had been incurred in the first three quarters of the year. The effect of these adjustments was to reduce the net loss by approximately $320,000.


16.   SUBSEQUENT EVENTS:

      In September 1996, the Company received $150,000 of proceeds of 12% unsecured subordinated promissory notes. Principal and interest are due November 8, 1996, however, the Company may extend the maturity date for up to three months by payment of 2,500 shares of common stock per $50,000 of principal for each month extended. The Company also issued 7,500 shares of common stock as a loan origination fee. The notes are convertible at the option of the holder at one share of common stock per $.50 of principal and accrued interest, upon occurrence of certain events.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

       Not applicable.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       The directors and executive officers of the Company are listed below. Directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are elected by the Board of Directors and hold office until their successors are elected and qualified. There are no committees of the Board of Directors.

       Name                        Age         Positions
       ----                        ---         ---------
       R. Larry Ethridge           60          Chairman and Director

       John P. Jenkins             46          President, Chief Executive
                                               Officer and a Director; President
                                               of ACT; President of MDCS

       William B. Heermann         45          Executive Vice President

       Jon E. Walker               63          Director; Vice-Chairman of ACT

       H. Robert Gill              58          Director

       H. R. Hodge                 65          Director

       E. Gregory Fisher           50          President of MDCS, Inc.

BIOGRAPHICAL INFORMATION

       R. Larry Ethridge. Mr. Ethridge has been Chairman and a Director of the Company since October, 1991. Mr. Ethridge co-founded the Company's predecessor, Tech Sales in 1974. Following Tech Sales' acquisition by the Company, Mr. Ethridge served as President and CEO of the Company until January, 1995. Mr. Ethridge holds a Bachelor of Science degree in Mechanical Engineering from Le Tourneau College, Longview, Texas.

       John P. Jenkins. Mr. Jenkins has served as President, Chief Executive Officer, and a Director of the Company since January, 1995. Mr. Jenkins has broad domestic and international operating experience in technology intensive business with divisional profit and loss responsibility in a Fortune 200 company. Prior to joining the Company, Mr. Jenkins served as president of Morgan Technical Ceramics, Inc., a wholly-owned subsidiary of Morgan Crucible plc, a publicly-traded on the London stock exchange diversified industrial products company based in England. Mr. Jenkins holds a Bachelor of Science degree in Mechanical Engineering from the University of Washington, and a Juris Doctor degree from the University of Denver, Denver, Colorado. He serves as a director of Integrated Security Systems, Inc., a publicly held company.

       William B. Heermann. Mr. Heermann has been Executive Vice President of the Company since October, 1991, also serving as a director until May, 1994.
He joined Tech Sales in 1975, and progressed through a series of positions in that firm, including sales engineer, senior salesman, and project manager. Mr. Heermann holds a Bachelor of Science degree in Civil Engineering from Michigan State University.

       Jon E. Walker. Mr. Walker serves as a Director of the Company and as Vice-Chairman of ACT, a company which was acquired by the Company in February, 1996. Mr. Walker founded ACT and served as its president and CEO until February, 1996. He is a graduate of Oregon State University, in Corvallis, Oregon with a Bachelor of Science Degree in Electrical Engineering. Mr. Walker has over 36 years experience in engineering and management.

       H. Robert Gill. Mr. Gill has been a director of the Company since October, 1992. From 1989 until 1996, Mr. Gill served as president, chief executive officer and a director of ConferTech International Inc., a publicly held audio tele-conferencing firm headquartered in Westminster, Colorado. From 1983 to 1988, he served as President of the Industrial Systems Divisions of Ball Corporation, a manufacturer of factory automation and control equipment. For seven years prior to joining Ball Corporation, Mr. Gill served as Director of Marine Products and Operations for Magnavox Corporation.

       H. R. Hodge. Mr. Hodge has been a director of the Company since October, 1992. Mr. Hodge has been President and owner of Beta Metal Tech, a manufacturer of precision computer and electronic sheet metal enclosures, since 1987. From 1984 to 1987, he was in business as a management consultant. From 1971 to 1984, he owned and operated Mountain States Metal Products, Inc., a metal stamper for the high-tech industry.

       E. Gregory Fisher. Mr. Fisher has been with the Company as president and director of MDCS, Inc. since the Company acquired MDCS in 1995. Mr. Fisher founded MDCS, Inc. in 1976 and managed its operations since its inception. Prior thereto, he held engineering positions with Vertex Systems, Inc. and Gulf Oil Company. Mr. Fisher holds a Bachelor of Arts degree in economics from Georgia State University, Atlanta, Georgia.

Compliance with Section 16 (a) of the Exchange Act

       Section 16 (a) of the Securities Exchange Act of 1934 ( the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten- percent shareholders are require by SEC regulation to furnish the Company with copies of all Section 16 (a) reports filed.

       Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the period from July 1, 1995 through June 30, 1996, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

(a)(b) The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of the Company's four most highly compensated executive officers who were received total salary and bonus in excess of $100,000 per annum during the fiscal year ended June 30, 1996:

SUMMARY COMPENSATION TABLE


                           Annual Compensation                              Long Term Compensation
                  ----------------------------------------    ------------------------------------------------------
                                                                        Awards                       Payouts
                                                              ---------------------------      ---------------------
      (a)          (b)        (c)         (d)       (e)          (f)              (g)             (h)       (i)
                                                     Other    Restricted       Securities
Name and Principal                                  Annual      Stock           Underling         LTIP     All Other
Position           Year    Salary($)    Bonus($)   Comp ($)   Awards ($)  Option/SAR's (#)     Payouts  Compensation
--------------------------------------------------------------------------------------------------------------------
JOHN P. JENKINS    1996   $146,416     $      0    $ 6,732     $    0         $      0         $   0      $1,600(1)
President          1995   $ 40,000(2)  $      0    $13,510     $    0          315,000(3)                 $    0
  and CEO          1994        N/A           --         --         --               --            --          --

JON E. WALKER      1996   $ 84,000(4)  $ 50,000(4) $     0     $    0         $      0         $   0      $7,500(5)
Vice-Chairman      1995        N/A           --         --         --               --            --          --
   of ACT          1994        N/A           --         --         --               --            --          --

---------------

(1) Equal to the insurance premiums paid by the Company with respect to term life insurance and the full dollar value of the remainder of the premiums paid by the Company.

(2)    Represents compensation commencing January 23, 1995.

(3) John P. Jenkins was granted Non-Qualified Options to purchase 315,000 shares on December 27, 1994 the date of his employment agreement with the Company. As of June 30, 1996, 215,000 options were exercisable.

(4)    Represents compensation paid commencing January 1, 1996 through June 30,
       1996.

(5) Equal to the insurance premiums paid by the Company with respect to term life insurance and the full dollar value of the remainder of the premiums paid by the Company from January 1, 1996 through June 30, 1996.

(c)  OPTION/SAR GRANTS IN LAST FISCAL YEAR

       During the fiscal year ended June 30, 1996, no options or SARs were granted to any of the executive officers required to be named in the Summary Compensation Table.

(d)  AGGREGATED OPTION/SAR EXERCISES FY-END OPTION/SAR VALUES

       (a)               (b)             (c)                    (d)                              (e)
                                                  Number of Securities Underlying        Value of Unexercised
                                                     Unexercised Options/SARs           In-the Money Options/
                       Shares           Value               at FY-End(#)                  SARs at FY-End (#)
Name            Acquired on Exercise  Realized       Exercisable/Unexercisable      Exercisable/Unexercisable (1)
-----------------------------------------------------------------------------------------------------------------
John P. Jenkins          -0-             -0-             80,000    (E)                       $ 110,000
President & CEO                                          60,000    (E)                       $  55,500
                                                         75,000    (E)                       $  28,125
                                                        100,000    (U)                       $       0(2)

---------------

(1) The year-end values represent the difference between the option exercise prices (ranging from $.75 to $3.50 per share) and the $2.125 market value of the Company's Common Stock on June 28, 1996, the last trading day before fiscal year end. Fair market value represents the average of the bid and ask prices reported by Nasdaq.
(2) The exercise price of $3.50 is in excess of the year end market value of the Common Stock,

(e) Long-Term Incentive Plan ("LTIP") Awards. During the fiscal year ended June 30, 1996, the Company did not make any LTIP grants not disclosed above.

(f) Compensation of Directors. The Company pays no cash compensation to directors for their service as such. It had been the Company's practice to grant each year to outside directors a non qualified stock option for 5,000 shares of the Company's Common Stock; however, no such grant was made during fiscal 1996. During fiscal 1996, the Company did pay $4,095 in consulting fees to one of its directors, H. Robert Gill.

(g) Employment Contracts and Termination of Employment and Change-in-Control Arrangements. The Company has an employment agreement with John Jenkins, its President and CEO, providing for, among other things, minimum cash compensation currently at $160,000 per annum and an automobile for his exclusive use. The agreement expires on January 23, 1997 but will renewed automatically for one year unless 30 days' notice of non-renewal is given by either party. During any renewed term of the agreement, the Company is required to give Mr. Jenkins an aggregate of nine months prior notice and/or salary continuation benefits in order to terminate his employment other than for cause, as defined in the agreement. The salary continuation benefits will cease on such prior date as Mr. Jenkins accepts other full-time employment. Pursuant to the employment agreement, the Company granted Mr. Jenkins a non-qualified stock option for 315,000 shares of Common Stock as described above.

       The Company entered into a two year agreement for employment commencing August 1, 1995 with E. Gregory Fisher, President of MDCS, Inc. providing for a minimum base salary of $75,000 per annum. The agreement will be renewed automatically for additional two year terms unless six months' prior notice of non-renewal is given by either party. Mr. Fisher is also entitled to receive bonus compensation equal to one percent of the total price received by MDCS, Inc. for all orders placed during the period of 18 months following the Company's acquisition of MDCS. If the Company terminates Mr. Fisher's employment other than for cause, he is entitled to receive his base salary through the term of the agreement, less up to six months's salary payments which will be paid as severance. Pursuant to the agreement, on the commencement date of his employment and on each anniversary thereof, the Company grants to Mr. Fisher an option to purchase 10,000 shares of the Company's common stock at the current bid price. Pursuant to the agreement, the Company provides a $500,000 term life insurance policy with a beneficiary designated by Mr. Fisher. Mr. Fisher is also provided with an automobile.

       In connection with the acquisition of ACT, on February 21, 1996 the Company entered into a 30-month employment agreement with Jon E. Walker
pursuant to which he  serves as Vice-Chairman of ACT.   The employment
agreement provides for a minimum annual base salary of at least $144,000. In the event of Mr. Walker's death or the Company's termination of Mr. Walker's employment (other than for cause, as defined in the agreement), during the term of the agreement the Company is required to continue to pay the base salary payments through the term of the agreement to Mr. Walker's estate in the event of death or to Mr. Walker, until such prior date as he accepts other full-time employment. Mr. Walker was paid a signing bonus of $50,000. The agreement requires the Company to keep in force the life insurance policy maintained by ACT, for which Mr. Walker has designated the beneficiary.

       The Company has a 401(k) profit-sharing plan for all eligible employees, not limited to officers. Beginning in fiscal 1994, the Company amended the plan providing for an elective match 25 cents for each $1 contributed by participating employees. The Company did not make the match in calendar 1995.

(h) Report on Repricing of Options/SARs. During the fiscal year ended June 30, 1996, the Company did not amend or adjust the terms of any stock option or SAR previously awarded to any of the named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of September 30, 1996, the number of shares of the Company's Common Stock beneficially owned by (a) owners of more than five percent of the Company's outstanding Common Stock who are known to the Company and (b) the Directors of the Company, individually, and the Executive Officers and Directors of the Company as a group, and (c) the percentage of ownership of the outstanding Common Stock represented by such shares. The security holders listed below are deemed to be the beneficial owners of shares of Common Stock underlying options and warrants which are exercisable within 60 days of September 30, 1996.

                                                                                Percentage of
                                                     Beneficial                  Common Stock
       Name of Beneficial Owner                      Ownership                    Outstanding
       ------------------------                      ---------                ------------------
       R. Larry Ethridge                               427,019                       6.43%
       6325 W. Mansfield #2236
       Denver, CO 80235

       John P. Jenkins                                 579,642 (1)                   8.23%
       2525 W. Evans Avenue
       Denver, CO 80219

       Jon E. Walker                                   946,932 (2)                  14.22%
       2830 Ferry Street
       Albany, OR 97321

       H. Robert Gill                                   15,000 (3)                    .23%

       H. R. Hodge                                      15,000 (4)                    .23%

       All executive officers and directors          2,331,714 (5)                   32.8%
        as a group  (7 individuals)

       Michael Taylor                                  566,000 (6)                   8.02%
       10855 Business Ctr Dr
       Cypress, CA 90630

       Renaissance Capital Growth                    2,486,111 (7)                  27.24%
        & Income Fund III, Inc.
       8080 N.  Central Expwy Suite 210
       Dallas, TX 75206

       Richard Brown                                   401,431                       6.04%
       2830 Ferry Street
       Albany,  OR  97321

       Steven M. Bathgate                              523,524 (8)                   7.73%
       5350 S. Roslyn St., #380
       Englewood, CO 80110

       Eugene C.  McColley                             370,774 (9)                   5.51%
       5350 S.  Roslyn St., #380
       Englewood, CO 80111

---------------
(1) The figure shown reflects 401,071 shares that are subject to options and warrants held by Mr. Jenkins.

(2) The figure shown includes 17,500 underlying warrants held jointly with spouse, 20,000 shares held jointly with spouse, and 454,716 shares owned of record by spouse.
(3) The figures shown reflect 15,000 shares that are subject to options held by Mr. Gill.
(4) The figures shown reflect 15,000 shares that are subject to options held by Mr. Hodge.
(5) Includes 10,000 shares underlying options in addition to those described in footnotes (1) - (4).
(6) The figure shown represents: 114,000 shares underlying warrants and 152,000 shares held of record by the Michael and Kathleen Taylor Trust; 150,000 shares underlying options held by Mr. Taylor; and 150,000 shares underlying options held by Mrs. Taylor.
(7) The figure shown represents 2,111,111 shares underlying 8% Convertible Debentures and 375,000 shares underlying warrants.
(8) Includes securities held with spouse and in Keough accounts. Also includes one-half of the 227,547 shares and 177,547 warrants held of record by Kiawah Capital Partners, a partnership owned by Steven M.
       Bathgate and Eugene C. McColley.   Mr. Bathgate disclaims beneficial
       ownership of one-half of the securities held by Kiawah Capital Partners.
(9) Includes one-half of the 227,547 shares and 177,547 warrants held of record by Kiawah Capital Partners, a partnership owned by Steven M.
       Bathgate and Eugene C. McColley.   Mr. McColley disclaims beneficial
       ownership of one-half of the securities held by Kiawah Capital Partners.

Item 12. Certain Relationships and Related Transactions

       On June 30, 1985, R. Larry Ethridge and William B. Heermann lent the Company the sums of $60,000 and $40,000, respectively, on unsecured notes that were payable upon demand. The funds were used by the Company for working capital. In November 1990, the Company advanced $10,000 to each of Messrs. Ethridge and Heermann. On June 30, 1993 the advances were offset against the notes; and new unsecured demand notes, carrying a rate of interest of 10.0%, in the amount of $50,000 and $30,000, respectively were issued by the Company. As of June 30, 1995 these notes remain outstanding and neither party has made demand to the Company for payment. Interest payments are current on the notes.

       On October 20, 1993 J. Neal Ethridge, a brother of the Company's Chairman, loaned a subsidiary of the Company $750,000. Warrants totaling 200,000 shares at a price equal to the bid price of the Company's stock on the date of grant were issued to Mr. Ethridge. During fiscal 1995, at a time when
J. Neal Ethridge was a Director of the Company, this note was cancelled and Mr. Ethridge and a non-affiliated party extended loans of $570,000 and $190,000, respectively, to Topro, Inc. in exchange for promissory notes secured by a pledge of the DMC shares, subordinated to the Company's Senior Convertible Note holders. A new note in the amount of $570,000 was renegotiated on June 1, 1995. On November 8, 1995, the Company sold its remaining 3,255 share owned in DMC to three parties, including J. Neal Ethridge, who was at that time a Director of the Company. The purchase price of $1,110,000 (approximately $341 per share) was paid with $350,000 in cash, and cancellation of the aggregate of $760,000 of the Company's promissory notes held by Mr. Ethridge and the other party. On June 28, 1996 the Company entered into an amendment to the stock purchase agreement resolving these contingencies. The amendment provides for a bonus payment to be paid the Company. Should DMC be sold to any third party for consideration of greater than $420 per share the Company will receive 50% of the difference between the $420 per share and the actual price. This additional consideration will be paid to the Company when received by the DMC selling shareholders. The Company realized a gain of $ 410,000 from the sale of the DMC stock. The Board of Directors believes that the terms of this transaction were at least as favorable as terms which could have been obtained from any non-affiliated party.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) EXHIBITS. The following Exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:

       2.1 Agreement and Plan of Merger dated July 26, 1995 regarding the acquisition of Management Design and Consulting Services, Inc. (A)

       2.2 Agreement and Plan of Merger dated February 21, 1996 - regarding the acquisition of Advanced Control Technology, Inc. (B)

       2.3 Agreement of Merger dated May 17, 1996 - regarding the acquisition of Visioneering Holding Corporation. (C)

       3.3       Restated Articles of Incorporation.  Filed herewith.

       3.4       By Laws  (H)

       4.1 Form of Senior Convertible Promissory Note and Security Agreement. Pursuant to Item 601 (b)(4)(iii)(A), a copy will be furnished to the Commission upon request.

       10.1 $570,000 Variable Rate Secured Promissory Note and Security Agreement dated June 1, 1995 with J. Neal Ethridge. (D)

       10.2 $190,000 Variable Rate Secured Promissory Note and Security Agreement dated June 1, 1995 with Gary Cansler. (D)

       10.3 Promissory Note issued by Tech Sales, Inc. in favor of R. Larry Ethridge, President and a Director of the registrant, in the amount of $50,000. (I)

       10.4      Promissory Note issued by Tech Sales, Inc. in favor of William
B. Heermann, Vice President and a Director of the registrant, in the amount of $30,000. (I)

       10.6      1992 Employee Stock Purchase Plan.  (J)

       10.7      1992 Incentive Stock Option Plan.  (J)

       10.8 Agreement dated March 29, 1993 with Direct Measurement Corporation, whereby the Company invested $300,000 for an approximate 17% equity interest in Direct Measurement Corporation. An additional Agreement signed March 29, 1993, granted the Company an exclusive three year right to market Direct Measurement Corporation's products for three years throughout North America with non exclusive rights world wide. (J)

       10.9 Employment Agreement dated December 27, 1994 between the Registrant and John Jenkins. (E)

       10.10 Non-Qualified Stock Option Agreement dated December 27, 1994 between the Registrant and John Jenkins. (D)

       10.11 Asset Purchase Agreement dated May 5, 1995 - regarding sale of certain operating assets of the Registrant's subsidiary Sharp Electric
Construction Company to Piper Electric Co., Incorporated.   (F)

       10.13 Note, Loan and Security Agreement dated August 24, 1992 With Merrill Lynch Business Financial Services, Inc. as amended February 19, 1993 and renewed August 23, 1993. (J)

       10.14 Renewal, dated April 4, 1995, of Note, Loan and Security agreement with Merrill Lynch Business Financial Services. (D)

       10.15 Agreement signed October 4, 1994 with Direct Measurement Corporation. (K)

       10.16 Agreement dated December 6, 1994 with Direct Measurement Corporation. (D)

       10.17 Stock Purchase Agreement dated November 7, 1995 - regarding DMC shares. (G)

       10.18 Loan Agreement - Renaissance Capital Growth & Income Fund III, Inc. (B)

       10.19 Employment Agreement dated July 27, 1995 between the Registrant and E. Gregory Fisher (?)

       10.20 Employment Agreement dated February 21, 1996 between the Registrant and Jon E. Walker. (B)

       21.1      List of Subsidiaries.  Filed herewith.

       27        Financial Data Schedule

---------------
       (A) Incorporated by reference to the Form 8-K Current Report dated August 10, 1995.

       (B) Incorporated by reference from the Company's Form 8-K dated February 21, 1996.

       (C) Incorporated by reference from the Company's Form 8-K dated May 30, 1996.

       (D) Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

       (E) Incorporated by reference to the Form 8-K Current Report dated January 23, 1995.

       (F) Incorporated by reference to Exhibit 2.1 to the Form 8-K Current report dated May 2, 1995.

       (G) Incorporated by reference from the Company's Form 8-K dated November 8, 1995.

       (H) Incorporated by reference from Exhibit 3.3 to Registration Statement on Form S-1, File No. 33-47159, effective June 17, 1992.

       (I) Incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1992.

       (J) Incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1993.

       (K) Incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1994.


       (b)       REPORTS ON FORM 8-K

       During the last quarter of the period covered by this report the Company filed a report on Form 8-K dated May 30, 1996, reporting the acquisition of Visioneering Holding Corp. Required financial statements of Visioneering Holding Corp. were filed with the Form 8-K. Pro forma financial information was filed by amendment to the Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Topro, Inc.

Date: October    , 1996              By:  /s/ John P. Jenkins
-----------------------                 ----------------------------------
                                           John P. Jenkins
                                           President and CEO


Date: October    , 1996              By:  /s/ Thomas Tennessen
-----------------------                 --------------------------------
                                           Thomas Tennessen
                                            Principal Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                Title                         Date
  /s/ R. Larry Ethridge           Chairman and a                October  15, 1996
-----------------------------     Director                              -----
R. Larry Ethridge


  /s/ John P. Jenkins             President and                 October  15, 1996
-----------------------------     Director (Chief                       -----
John P. Jenkins                   Executive Officer)


                                  Executive Vice President      October    , 1996
-----------------------------                                           -----
William B. Heermann


  /s/ H. Robert Gill              Director                      October  15, 1996
-----------------------------                                           -----
H. Robert Gill

  /s/ H. R. Hodge                 Director                      October  15, 1996
-----------------------------                                           -----
H. R. Hodge


                                  Director                      October    , 1996
-----------------------------                                           -----
Jon E. Walker

                             EXHIBIT INDEX

Exhibit Number            Exhibit Description                                      Page
-------------             -------------------                                      ----
     2.1         Agreement and Plan of Merger dated July 26, 1995 regarding the acquisition of Management Design and Consulting Services,
                 Inc.  (A)

     2.2 Agreement and Plan of Merger dated February 21, 1996 - regarding the acquisition of Advanced Control Technology, Inc. (B)

     2.3 Agreement of Merger dated May 17, 1996 - regarding the acquisition of Visioneering Holding Corporation. (C)

     3.3         Restated Articles of Incorporation.  Filed herewith.

     3.4         By Laws  (H)

     4.1         Form of Senior Convertible Promissory Note and Security
                 Agreement. Pursuant to Item 601 (b)(4)(iii)(A), a copy will be furnished to the Commission upon request.

    10.1         $570,000 Variable Rate Secured Promissory Note and Security
                 Agreement dated June 1, 1995 with J. Neal Ethridge. (D)

    10.2         $190,000 Variable Rate Secured Promissory Note and Security
                 Agreement dated June 1, 1995 with Gary Cansler.  (D)

    10.3         Promissory Note issued by Tech Sales, Inc. in favor of R.
                 Larry Ethridge, President and a Director of the registrant, in the amount of $50,000. (I)

    10.4         Promissory Note issued by Tech Sales, Inc. in favor of William
                 B. Heermann, Vice President and a Director of the registrant, in the amount of $30,000. (I)

    10.6         1992 Employee Stock Purchase Plan.  (J)

    10.7         1992 Incentive Stock Option Plan.  (J)

    10.8         Agreement dated March 29, 1993 with Direct Measurement
                 Corporation, whereby the Company invested $300,000 for an approximate 17% equity interest in Direct Measurement
                 Corporation. An additional Agreement signed March 29, 1993, granted the Company an exclusive three year right to market
                 Direct Measurement Corporation's products for three years throughout North America with non exclusive rights world wide. (J)

    10.9         Employment Agreement  dated December 27, 1994 between the
                 Registrant and John Jenkins. (E)

    10.10 Non-Qualified Stock Option Agreement dated December 27, 1994 between the Registrant and John Jenkins. (D)

    10.11        Asset Purchase Agreement dated May 5, 1995 - regarding sale of certain operating assets of the Registrant's subsidiary Sharp
                 Electric Construction Company to Piper Electric Co.,
                 Incorporated.   (F)

                             EXHIBIT INDEX

Exhibit Number            Exhibit Description                                      Page
-------------             -------------------                                      ----
    10.13        Note, Loan and Security Agreement dated August 24, 1992 With
                 Merrill Lynch Business Financial Services, Inc. as amended
                 February 19, 1993 and renewed August 23, 1993.  (J)

    10.14 Renewal, dated April 4, 1995, of Note, Loan and Security agreement with Merrill Lynch Business Financial Services. (D)

    10.15        Agreement signed October 4, 1994 with Direct Measurement
                 Corporation.  (K)

    10.16        Agreement dated December 6, 1994 with Direct Measurement
                 Corporation. (D)

    10.17        Stock Purchase Agreement dated November 7, 1995 - regarding
                 DMC shares.  (G)

    10.18        Loan Agreement - Renaissance Capital Growth & Income Fund III,
                 Inc.  (B)

    10.19        Employment Agreement dated July 27, 1995 between the
                 Registrant and E. Gregory Fisher (?)

    10.20        Employment Agreement dated February 21, 1996 between the
                 Registrant and Jon E. Walker.  (B)

    21.1         List of Subsidiaries.  Filed herewith.

    27           Financial Data Schedule

---------------
       (A) Incorporated by reference to the Form 8-K Current Report dated August 10, 1995.

       (B) Incorporated by reference from the Company's Form 8-K dated February 21, 1996.

       (C) Incorporated by reference from the Company's Form 8-K dated May 30, 1996.

       (D) Incorporated by reference from the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

       (E) Incorporated by reference to the Form 8-K Current Report dated January 23, 1995.

       (F) Incorporated by reference to Exhibit 2.1 to the Form 8-K Current report dated May 2, 1995.

       (G) Incorporated by reference from the Company's Form 8-K dated November 8, 1995.

       (H) Incorporated by reference from Exhibit 3.3 to Registration Statement on Form S-1, File No. 33-47159, effective June 17, 1992.

       (I) Incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1992.

       (J) Incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1993.

       (K) Incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1994.