Form 10QSB
period 1996-09-30
TOPRO INC
filed 1996-11-18
CIK 874263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended                   September 30, 1996
                 ---------------------------------------------------------------

[    ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934

For the transition period from                  to
                               -------------------------------------------------

Commission File Number                 0-19167
                       ---------------------------------------------------------

                                   TOPRO, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               COLORADO                                     84-1042227
---------------------------------------          -------------------------------
       (State of Incorporation)                      (IRS Employer ID Number)

 2525 West Evans Avenue                            Denver, Colorado       80219
--------------------------------------          --------------------------------
(Address of principle executive offices)        (city)     (state)    (zip code)


                                  (303)  935-1221
          ----------------------------------------------------------
               Registrant's telephone number including area code


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

                   YES      X                 NO
                         ------                    ------

Transitional Small Business Disclosure format (check one):

                    YES                       NO      X
                         ------                    ------


The number of shares outstanding of the Registrant's $0.0001 par value common stock on November 13, 1996 was 6,639,403.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                          TOPRO INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                 JUNE 30,          SEPTEMBER 30,
                                                                                   1996                 1996
                                                                              --------------     ----------------
                                            ASSETS
       CURRENT ASSETS
            Cash                                                              $      236,000     $        156,000
            Receivables:
               Trade, net of allowance for doubtful accounts                       6,801,000            5,234,000
               Refundable income taxes                                               222,000              222,000
               Other receivable                                                       54,000                1,000
            Cost and estimated earnings in excess of billings on
                uncompleted contracts                                              2,837,000            2,866,000
            Inventories                                                              148,000              151,000
            Prepaid expense                                                          173,000              244,000
            Assets of discontinued operations                                        526,000              581,000
                                                                              --------------     ----------------
                                 Total current assets                             10,997,000            9,455,000

       PROPERTY AND EQUIPMENT, AT COST:
            Building and land                                                        850,000              850,000
            Furniture and equipment                                                2,516,000            2,497,000
            Leasehold improvements                                                   743,000              784,000
            Capitalized software costs, net of amortization                          572,000              733,000
                                                                              --------------     ----------------
                                                                                   4,681,000            4,864,000
            Less accumulated depreciation                                         (1,285,000)          (1,423,000)
                                                                              --------------     ----------------
                                 Net property and equipment                        3,396,000            3,441,000
       OTHER ASSETS
            Other assets                                                             155,000              145,000
            Debt issuance costs, net of amortization                                 354,000              333,000
            Excess of cost over fair value of net assets
                acquired, net of amortization                                      5,111,000            5,024,000

       TOTAL ASSETS                                                           $   20,013,000     $     18,398,000
                                                                              ==============     ================




              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          TOPRO INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              JUNE 30,            SEPTEMBER 30,
                                                                                1996                   1996
                                                                         -----------------      ----------------
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES:
             Line-of-credit                                              $       1,019,000      $        927,000
             Current portion of long-term debt:
                 Related parties                                                   230,000               230,000
                 Financial institutions and other                                  975,000             1,422,000
                 Capital lease obligations                                          56,000                41,000
             Accounts payable                                                    5,915,000             5,770,000
             Billings in excess of costs and estimated earnings on
               uncompleted contracts                                             1,582,000               988,000
             Accrued expenses                                                    2,155,000             1,362,000
             Deferred gain - bldg                                                   24,000                24,000
                                                                         -----------------      ----------------
                                   Total current liabilities                    11,956,000            10,764,000

        LONG-TERM DEBT, NET OF CURRENT PORTION:
             Financial institutions and other                                    4,859,000             4,361,000
             Capital lease obligations                                             151,000               146,000
                                                                         -----------------      ----------------
                                   Total long-term debt                          5,010,000             4,507,000

        DEFERRED GAIN - BLDG                                                        45,000                39,000

        STOCKHOLDERS' EQUITY
             Preferred stock, par value $1.00 per share;
                  authorized 10,000,000 shares; no shares
                   issued
             Common stock, par value $.0001 per share;
                    authorized 200,000,000 shares; 6,639,403
                    issued and outstanding June 30 and                               1,000                 1,000
                    September 30, 1996
               Additional paid-in capital                                        7,774,000             7,775,000
               Accumulated deficit                                              (4,773,000)           (4,688,000)
                                                                         -----------------      ----------------
                                   Total stockholders' equity                    3,002,000             3,088,000

        TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                         $      20,013,000      $     18,398,000
                                                                         =================      ================


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          TOPRO INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                               1995                    1996
                                                          --------------          --------------
 REVENUES:
   Control systems integration                            $    2,450,000          $    7,967,000
   Distributorship                                               363,000                    -
                                                          --------------          --------------
                                                               2,813,000               7,967,000

 COST OF SALES:
   Control systems integration                                 1,602,000               5,082,000
   Distributorship                                               227,000                    -
                                                          --------------          --------------
                                                               1,829,000               5,082,000

 GROSS PROFIT                                                    984,000               2,885,000

 EXPENSES
   Sales expense                                                 139,000                 598,000
   General & administrative expense                              608,000               1,948,000
   Distributorship selling and other expenses                    283,000                    -
                                                          --------------          --------------
                                                               1,030,000               2,546,000

 OTHER INCOME (EXPENSE):
   Gain (loss) on sale of assets                                   7,000                  (3,000)
   Interest expense                                              (35,000)               (172,000)
   Other                                                           2,000                   4,000
   Goodwill amortization                                         -                       (87,000)
                                                          --------------          --------------
                                                                 (26,000)               (258,000)

 INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                                  (72,000)                 81,000

 INCOME TAX BENEFIT (PROVISION):                                       0                       0

 DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations - Sharp                  0                       0
   Loss on disposal - Sharp Electric                             (16,000)                   -
                                                          --------------          --------------

 NET INCOME (LOSS)                                        $      (88,000)         $       81,000
                                                          ==============          ==============

 NET INCOME (LOSS) PER SHARE:
   Continuing operations                                           (0.02)                   0.01
   Discontinued operations                                          0.00                    0.00
                                                          --------------          --------------
 Net income (Loss):                                       $        (0.02)         $         0.01
                                                          ==============          ==============

 WEIGHTED AVERAGE SHARES
 OUTSTANDING                                              $    3,891,354          $    6,639,403
                                                          ==============          ==============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         TOPRO, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                           1995                1996
                                                                                       ------------         ------------
 CASH FLOW FROM OPERATING ACTIVITIES:
   Net Income (loss) from continuing operations                                        $    (72,000)        $     81,000
   Adjustments to reconcile to net cash provided by (used in) operating activities
      Depreciation                                                                           36,000              143,000
      Amortization of note costs                                                                                  22,000
      Amortization of goodwill                                                                                    87,000
      Allowance for doubtful accounts                                                        11,000              (33,000)
      Gain on sale of assets                                                                 (7,000)               3,000


   Changes in operating assets and liabilities: (Increase) decrease in:
      Accounts receivables - trade                                                          (45,000)           1,654,000
      Other receivables                                                                      60,000               41,000
      Cost & estimated earnings in excess of billing                                        279,000              (29,000)
      Inventories                                                                           (69,000)              (3,000)
      Prepaid expenses                                                                     (110,000)             (71,000)
      Other assets                                                                           36,000               10,000

   Increase (decrease) in:
      Accounts payables                                                                    (363,000)            (145,000)
      Accrued expenses                                                                      (74,000)            (899,000)
      Billings in excess of costs & estimated earnings                                       80,000             (594,000)

 Income (loss) from discontinued operations                                                 (16,000)                -
      Change in assets - from discontinued operations - Sharp Electric                     (275,000)             (55,000)
                                                                                       ------------         ------------

 Net cash provided by (used in) operating activities                                       (529,000)             212,000

 CASH FLOW FROM INVESTING ACTIVITIES:
      Purchase of equipment                                                                 (56,000)             (19,000)
      Capitalized software costs                                                               -                (161,000)
      Proceeds from notes receivable                                                         40,000                 -
                                                                                       ------------         ------------
 Net cash used in investing activities                                                      (16,000)            (180,000)

 Continued next page





              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         TOPRO, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                        1995                      1996
                                                                                  -----------------          ---------------
 Continued from previous page:

 CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from short term debt                                                       3,611,000
      Principal payments on borrowings                                                   (3,614,000)                (163,000)
      Proceeds from issuance of note payable                                                                          51,000
      Proceeds from sale of stock                                                           427,000
                                                                                  -----------------          ---------------
   Net cash provided by (used in) financing activities                                      424,000                 (112,000)

 INCREASE (DECREASE) IN CASH                                                               (121,000)                 (80,000)

 CASH: BEGINNING OF PERIOD                                                                  224,000                  236,000
                                                                                  -----------------          ---------------
 CASH: END OF PERIOD                                                              $         103,000          $       156,000
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

                         TOPRO, INC.  AND SUBSIDIARIES

                                  CONSOLIDATED
                         NOTES TO FINANCIAL STATEMENTS

1.  Interim Financial Information

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and June 30, 1996 and the results of operations and statement of cash flows for the periods presented. Management believes all such adjustments are of a normal and recurring nature. The statements presented reflect the acquisitions of Advanced Control Technology, Inc. (ACT) acquired as of January 1, 1996 and Vision Engineering (VEC) acquired as of May 1, 1996 for the period subsequent to the acquisition dates. The acquisition of ACT and VEC were recorded as a purchase method accounting and no results for previous years are recorded in the 1995 results. The results of operations for the three month period ending September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.  Trade Receivables

         The following information summarizes trade receivables:

                                           JUNE 30,               SEPTEMBER 30,
                                             1996                     1996
                                         -----------               -----------
 Contract receivables:
       Completed contracts               $   869,000               $   984,000
       Uncompleted contracts               5,812,000                 3,845,000
       Retainage                             497,000                   724,000
                                         -----------               -----------
                                           7,178,000                 5,553,000
 Other trade receivables                     -                      11,000,000
                                         -----------               -----------
                                           7,178,000                 5,564,000
 Less allowance for doubtful accounts       (377,000)                 (330,000)
                                         -----------               -----------
                                         $ 6,801,000               $ 5,234,000
                                         ===========               ===========


    3.   Costs and Estimated Earnings on Uncompleted Contracts:

         The following information is applicable to uncompleted contracts:

                                                                     JUNE 30,             SEPTEMBER 30,
                                                                       1996                   1996
                                                                  --------------         --------------
 Costs incurred on uncompleted contracts                          $  32,071,000          $   32,934,000
 Estimated earnings                                                   2,282,000               2,902,000
                                                                  --------------         --------------
                                                                     34,353,000              35,836,000
 Less billings to date                                              (33,098,000)            (33,958,000)
                                                                  --------------         --------------
                                                                  $   1,255,000          $    1,878,000
                                                                  ==============         ==============
 These amounts are included in accompanying
     balance sheets under the following captions:

 Costs and estimated earnings in excess of
     billings on uncompleted contracts                            $   2,837,000          $    2,866,000

 Billings in excess of costs and estimated
     earnings on uncompleted contracts                               (1,582,000)               (988,000)
                                                                  --------------         --------------
                                                                  $   1,255,000          $    1,878,000
                                                                  ==============         ==============

                          TOPRO, INC. AND SUBSIDIARIES

                                  CONSOLIDATED
                         NOTES TO FINANCIAL STATEMENTS

    4.   Line-Of-Credit and Long-Term Debt:

                                                                                           JUNE 30,             SEPTEMBER 30,
                                                                                             1996                   1996
                                                                                         -------------          -------------
                          Lines-of-credit:
                          ---------------
                          VEC has a $650,000 line-of-credit pursuant to a loan
                          agreement with a financial institution, collateralized by
                          substantially all assets of VEC, with interest at prime plus
                          2% (total of 10.25% at June 30 and September 30, 1996).  The line expires in December 1996 and requires monthly principal
                          payments of $17,000.                                           $     583,000          $      500,000

                          ACT has a $500,000 line-of-credit pursuant to a loan
                          agreement with a financial institution collateralized by
                          substantially all assets of ACT and a deed of trust on the real property, with interest at prime plus 2.5% (total of
                          10.75% at June 30, 1996 and September 30, 1996).  The line
                          expires in February 1997.                                            436,000                427,000
                                                                                         -------------          -------------

                                   Total Line-of-Credit                                      1,019,000                927,000
                                                                                         =============          =============

                          Related Party:
                          --------------
                          Notes payable to an officer and a director of the Company at
                          10% interest payable semiannually, due on demand, unsecured.          80,000                 80,000

                          Notes payable to a director and former majority stockholders of VEC, with interest at 8%, monthly payments of $10,000,
                          unsecured.                                                           130,000                130,000

                          Note payable to relatives of a director and former majority stockholders of VEC, interest payable quarterly at 10%,
                          unsecured.                                                            20,000                 20,000
                                                                                         -------------          -------------

                                   Total Related Party                                   $     230,000          $     230,000
                                                                                         =============          =============

                                                                                           JUNE 30,             SEPTEMBER 30,
                                                                                             1996                   1996
                                                                                         -------------          -------------
                          Long-term 9% convertible debenture dated February 21, March
                          7, and June 1, 1996 with a small business investment fund.
                          Outstanding borrowings bear interest at 9% and interest is payable monthly.  If the debenture is not sooner redeemed or converted, a mandatory principal redemption is due beginning
                          March 1, 1999 in the amount of 1% of the then remaining
                          principal amount outstanding. $2,500,000 of the debenture is convertible into the Company's common stock at $1.50 per
                          share.  The remaining $1,000,000 is convertible at $2.25 per share.  The loan is collateralized by all the assets of
                          Topro, ACT, and MDCS.  The loan has certain restrictive
                          covenants described below.
                                                                                             3,500,000              3,500,000
                          Convertible note, 8% interest payable quarterly on August
                          17, November 17, 1996 and February 17, 1997 due in February
                          1997.  The notes are convertible into one share of common
                          stock per $1.75 of principal and accrued and unpaid
                          interest.  The loan is unsecured.                                    375,000                375,000

                          Term loan pursuant to a loan agreement with a financial
                          institution collateralized by substantially all assets and a deed of trust on the real property of ACT.  Monthly payments of $11,000 for principal and interest are due, interest at prime plus 2.5% (total of 10.75% at June 30, 1996 and
                          September 30, 1996).  The loan has a balloon payment on the
                          unpaid balance due August 1997.                                      474,000                448,000

                          Mortgage note payable to a bank, due in monthly installments of $2,941 including interest at 11%, a balloon payment of
                          remaining balance is due November 1, 1996, collateralized by
                          a first deed of trust on ACT's land and building.                    241,000                260,000

                          Four year promissory note bearing interest at 8% payable to
                          ElectroCom Automation.  Monthly payments of $6,103 are due beginning May 1, 1996.  The promissory note is secured by a
                          second position on the real estate of ACT.                           262,000                228,000
                          Senior convertible notes, 10% interest payable semiannually on December 31 and March 31.  Due March 2000. The notes are convertible into units consisting of one share of common
                          stock and one warrant at the rate of $.67 per unit. The
                          warrants are exercisable to purchase one share of common
                          stock at $1.00, expiring the earlier of 3 years from date of
                          conversion or December 31, 2001.                                     350,000                350,000


                                                                                           JUNE 30,             SEPTEMBER 30,
                                                                                             1996                   1996
                                                                                         -------------          -------------
                          Term loan payable to a bank, with a variable interest
                          adjusted quarterly based on prime plus 2.75% (total of 11.0%
                          at June 30 and September 30, 1996), collateralized by a
                          second security interest on substantially all assets of VEC, guaranteed by the SBA and personally guaranteed by a
                          director, which personal guarantee is collateralized by a
                          third deed on the director's residence, payable in monthly
                          principal payments of $7,000, adjusted quarterly, through            324,000                303,000
                          September 2002.
                          Term loan payable to a bank, with a variable interest rate at prime plus 2% (total of 10.25% at June 30 and September
                          30, 1996), collateralized by equipment and leasehold
                          improvements of VEC, due on demand or if no demand, payable in monthly installments of $7,000 plus interest through
                          April 1998.                                                          153,000                132,000

                          Non-interest bearing note payable to ACT's legal counsel
                          payable over 30 months at $5,000 monthly beginning April 1,
                          1996.  The note has been discounted using an effective
                          interest rate of 10.25%.                                             121,000                108,000

                          Various notes payable, due in maximum monthly installments totaling $1,526 through March 1998, collateralized by
                          equipment and vehicles.                                               34,000                 28,000

                          Capital lease obligations secured by equipment of VEC.  The leases are of varying length and vary in imputed interest of
                          12% - 22%.  The monthly installments total $ 10,000.                 207,000                187,000
                          12% unsecured subordinated promissory notes series 1996-A is due along with accrued interest on November 8, 1996.  The
                          Company will pay the lender a fee of 2,500 shares of common stock per $50,000 of the principal sum.  If the note is not repaid on November 8, 1996, the Company will pay lender
                          2,500 shares of common stock per $50,000 of principal in
                          consideration of extension to January 8, 1997.  Upon the
                          event of default, the shares will convert at one share per
                          $.50 of principal and accrued interest.                                -                    50,000
                                                                                         -------------          -------------
                                  Total                                                  $   6,041,000          $   5,970,000
                                                                                         -------------          -------------
                              Less current portion                                          (1,031,000)            (1,463,000)
                                                                                         -------------          -------------
                              Long-term portion                                          $   5,010,000          $   4,507,000
                                                                                         =============          =============

                            TOPRO, INC. SUBSIDIARIES

                                  CONSOLIDATED
                         NOTES TO FINANCIAL STATEMENTS

5.  Discontinued Operations

         Sharp Electric Construction Co. Inc.- was discontinued in fiscal 1995, all remaining backlog has been executed. The Company will complete the final contract and is negotiating open change orders on the remaining project as of November 1996. The remaining suppliers and subcontractors on these projects must be covered out of the remaining billings to be collected on these projects. The anticipated cash impact of the remaining negotiations will not be material.

         Tech Sales, Inc.- was discontinued in December 1995. The quarter ended September 30, 1995 includes the results of this discontinued operations.

6.  Earnings per Share

         Earnings per share are computed on the basis of the weighted average number of common shares outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         In September 1996 the Company issued a 12% unsecured subordinated promissory note Series 1996-A in the amount of $50,000. This note is due along with accrued interest on November 8, 1996. If the note is not repaid on November 8, 1996 the Company will be required to issue to the lender 2,500 shares of common stock per $50,000 of principal in consideration of extension to January 8, 1997. In conjunction with the issuance of this note the Company issued the lender a fee of 2,500 shares of common stock per $50,000 of the principal sum. Upon the event of default the shares will convert at one share per $.50 of principal and accrued interest. The Company issued an additional $100,000 of the promissory notes subsequent to September 1996. The notes were not repaid on the maturity date and thus were extended.

         Subsequent to quarter end, the Company on October 30, 1996 issued $1,200,000, 9% convertible debentures to Renaissance Capital Growth & Income Trust, PLC to provide working capital funding. This indebtedness is collateralized by a security interest in the assets of the Company including assets of ACT, MDCS, TSI, VEC, and Topro, Inc. The Company also pledged the shares of its subsidiaries ACT and VEC to secure repayment of the debenture, and agreed to pledge the assets and shares of its subsidiaries of ACS if and when that company is acquired. Interest on the unpaid principal balance is due monthly beginning November 1, 1996. Mandatory monthly principal installments, if the debenture is not sooner redeemed or converted, are due commencing on March 1, 1999, in principal installments of $10 per $1,000 of the then remaining principal amount. The outstanding principal amount of this debenture is redeemable at 120% of par if the closing bid price for the Company's common stock averages at least $5.00 for 20 consecutive trading days and is supported by a minimum of $0.25 in net earnings per share. The conversion price is $ 1.50 per share on $1,200,000 of the principal amount of the convertible debentures.

         Renaissance Capital Group, Inc. serves as investment adviser to Trust PLC and to Renaissance Capital Growth & Income Fund III, Inc. which previously purchased an aggregate of $3,500,000 principal amount of 9% convertible debentures from the Company. On $1,000,000 of the principal amount of debenture issued to Renaissance Capital Growth & Income Fund III, Inc. in June 1996 the original conversion price was renegotiated. The original issuance required a conversion price of $2.25 or 444,444 shares of the Company's common stock. This was renegotiated to a conversion price of $1.50 or 666,667 shares of the Company's common stock, consistent with the terms of the debentures issued to Trust PLC.

         The convertible debenture requires certain financial covenants of debt to equity of less than 7 to 1, current ratio of no less than .75 to 1, minimum tangible net worth of not less than a negative $3,000,000, and times interest earned on the basis of EBITDA of at least 3 to 1 to be met. The Company is not in compliance with times interest earned which is 2.97 to 1 at September 30, 1996.

CASH FLOW

    For the three months ending September 30, 1996, the Company's cash decreased $80,000. PROFITS FROM CONTINUING OPERATIONS totaled $81,000, INCLUSIVE OF NON CASH CHARGES for depreciation, amortization of note costs, goodwill, reserve for bad debts, and loss on sale of assets totaling $223,000. Decreases in trade and other receivables and other assets added $1,705,000 for a source of funds totaling $2,009,000. FUNDS WERE USED to finance increases in costs and estimated earnings in excess of billings, inventories, prepaid expenses, deferred note costs, deferred gain on the sale of building and decreases in accounts payables, accrued expenses, billings in excess of costs and estimated earnings and discontinued operations of Sharp Electric totaling $1,797,000. INVESTMENTS were made in capital equipment and capitalized software development costs in the period of $180,000. FINANCING ACTIVITIES from short and long term debt, required $163,000 and a private placement of a note generated $51,000.

         ACCOUNTS RECEIVABLE ISSUE - In calendar year 1994, the Company was engaged by an electrical contractor ("EC") to supply control system integration services on municipal water treatment facilities in California. As the work progressed, the EC fell significantly behind in its payment obligations and eventually was taken over by its bonding company. As of June 1996, the EC owed the Company $427,000. The EC's payment obligations are covered by payment and performance bonds. In June 1995, the Company received indication of a forthcoming settlement offer from the general contractor on one of the projects for the EC's receivable. It was felt that the Company had reasonably reserved for the portion of the receivable that was disputed by the EC. The offer for settlement has since been withdrawn by the general contractor. The Company has retained legal counsel in California to review the adequacy of its stop notice filings and determine the Company's legal standing. Stop notices have been issued to the appropriate municipalities reserving 125% of these funds from payment to the contractors. The EC has sent a notice to the bonding company stating a $192,000 back charge. The bonding company has reviewed all supporting documents and doesn't support the EC's claim. This claim has been reviewed and evaluated by an independent third party ("ITP") who engages in providing construction/systems dispute resolution and management services to both owners and contractor/subcontractors and suppliers on projects similar to the EC's project. The ITP view is the back charge claims are not valid. The ITP also believes the Company has back charges of between $200,000 and $250,000 in claims against the EC for excessive cost on the projects directly attributed to the EC's delays. The ITP also believes the Company has a direct claim against the municipality for owner-directed changes and delays. The Company is in the process of perfecting its claims position.

    The Company, on one of the WWTP projects worked on with the EC, has been discussing a settlement with the general contractor. The total amount owing from the EC on this project amounts to $161,000. The general contractor has issued a bond to the municipality to cover stop notices issued on the project because of the EC's non payment including our claim. The requirement for the bond by the general contractor was to allow the municipality to release retainage on the job. The municipality would not do so unless they had assurances that the claims were provided for.

    Discussions have since commenced on the other waste water treatment project with both the general contractor and the electrical contractor. The EC and the general contractor have initiated discussions with the city and it is anticipated they will conclude negotiation with the city in the next six weeks on the portion owed the Company. The Company feels that it has an adequate allowance to cover any unforeseen collection issues of these receivables.

         The Company has no material commitments for external capital expenditures, however will continue to capitalize software development costs consistent with its strategy of the development of discrete products for specific markets.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE
                    THREE MONTHS ENDED SEPTEMBER  30, 1995

         The statement of operations contains 1995 detail on the distributing business that was discontinued in December 31, 1995. The following analysis discusses only the continuing operations of the Company.

         REVENUES increased by $5,517,000 or 225% to $7,967,000 in the 1996 period versus revenue of $2,450,000 in 1995. The increase is associated with the acquisition of two additional wholly-owned subsidiaries: Advanced Control Technology, Inc. ("ACT"), acquired as a purchase as of January 1, 1996, had revenue for the current quarter of $2,361,000 while Vision Engineering Corp. ("VEC"), acquired also as a purchase as of May 1, 1996, added revenue of $2,480,000 during the quarter. Topro Systems Integration, Inc. ("TSI") had an increase in revenue of $640,000, from $2,131,000 in 1995 to $2,771,000 in
1996. Management, Design and Consulting Services, Inc.'s ("MDCS") revenue for the three months ended September 30, 1996 was $355,000, an increase of $36,000 over the comparable period in 1995. The Company's order backlog at September 30, 1996 was $7,693,000 ($3,223,000 in TSI, $958,000 in ACT, $3124,000 in VEC
and $388,000 in MDCS). This compares to a total backlog of $ 8,837,000 as of June 30, 1996.

         GROSS PROFIT MARGIN in the current quarter was 36% of revenue ($2,885,000) compared to 35% ($847,000) or the three months ended September 30, 1995. The additions of ACT and VEC contributed $2,023,000 to the increased gross margin (28% of revenue and $670,000 from ACT; and 55% of revenue and $1,353,000 from VEC). TSI's gross profit margin was 26% , a decrease from 33% in the previous year but with higher revenue brought $730,000 in dollar gross profit as compared to $702,000 in 1995. TSI's gross margin was depressed by product mix heavily weighted to completion of lower margin water treatment projects being executed. MDCS had a gross profit margin of 37% ($132,000) in the three months ended September 30, 1996 as compared to 45% ($145,000) in the 1995 period. Management expects the gross margin to improve in subsequent quarters from the relative mix of revenue from the four operations. For example the revenue split is expected to be equal between the three larger operations, accounting for slightly less than one third of the revenue stream each. With the higher margin in VEC and in ACT (they earned 36% gross margin for the last six months of Fiscal 1996), the overall results are expected to improve with increased margins at TSI, due to product mix shifting away from water treatment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A) increased $1,794,000 from $751,000 in the 1995 first quarter to $2,545,000 in the 1996 period. The acquisitions accounted for $1,567,000 of the increase, $498,000 from ACT and $1,069,000 from VEC. TSI's S,G&A rose 25% from $652,000 in
1995's first quarter to $818,000 currently. MDCS increased $78,000 from $83,000 to $161,000. SALES EXPENSES increased $437,000 from $161,000 in 1995 to $598,000 in 1996. Significant increases are associated with the ACT acquisition resulting in $203,000 additional costs, and with the VEC acquisition adding $208,000 currently. The selling expense for Topro increased by $26,000 for the period. MDCS's sales expense did not increase or decrease in the current quarter from the comparable quarter in 1995. GENERAL AND ADMINISTRATIVE EXPENSE increased $1,357,000, from $590,000 in the 1995 period compared to $1,947,000 currently. Of this increase $295,000 is associated with the ACT purchase and $862,000 is from the acquisition of VEC. TSI's expense in the three months ended September 30, 1996 increased $139,000 to $652,000 from $513,000 in the 1995 period. MDCS operations accounted for $61,000 of the increase as its G&A was $139,000 in the current quarter compared to $78,000 in 1995. While it is difficult to assess the overall Selling, General and Administrative expenses with the current quarter of results from the larger acquired subsidiaries, management feels the assimilation of these businesses has increased overhead costs in the short run. For example, Topro's legal fees in the quarter were $23,000, an increase of $13,000 from the 1995 period, outside services increased $22,000 (from $7,000) and stockholder relations expense increased $17,000 from $7,000. The overall increase in Topro G&A expense was $78,000 from $175,000 in the three months ended September 30, 1995 to $253,000 for the current quarter. On the other hand, it appears both acquired subsidiaries have decreased their S,G&A expenses in the quarter ended September 30, 1996 when compared to their rate of expenditure in periods included in the last fiscal year (six months for ACT and two months for VEC). Management believes elimination of duplicate services will continue to reduce the S,G&A expense.

         GOODWILL AMORTIZATION resulting from the acquisitions of ACT and VEC totaled $87,000 ($41,000 for ACT and $46,000 for VEC).

         INTEREST EXPENSE increased $137,000 in the three months ended September 30, 1996 from $35,000 in 1995 to $172,000 in 1996. $131,000 of the increase is attributable to the inclusion of the acquired subsidiaries, ACT ($89,000) and VEC ($42,000). TSI accounted for $6,000 of the increase from $35,000 in 1995 to $41,000 in 1996. As of September 30, 1996 there is
$1,472,000 of short and long term debt carried by ACT, $1,275,000 by VEC and $4,380,000 by the parent company. MDCS has no short or long term debt.

         OTHER INCOME decreased $8,000 in the three months ended September 30, 1996 over the same period in 1995. There was a $10,000 gain from the sale of assets in the 1995 period.

         NET INCOME OF THE CONTROL SYSTEMS OPERATIONS was $81,000 for the three months ended September 30, 1996, compared to $70,000 in the 1995 period, an improvement of $11,000. The net income from ACT and VEC total $239,000 ($41,000 from ACT and $198,000 from VEC) while TSI had a decrease of $154,000 from the $24,000 earned in 1995 (a net loss of $130,000). MDCS lost $28,000 in the current period, a net decrease of $74,000 from the $46,000 earned in the three months ended September 30, 1995. Net Income for the quarter was lower than expected as the direct result of a sudden delay of a major semi-conductor fabrication project the Company had been executing. The project was put on immediate and complete hold in July. The delay was attributed to the customers concern over demand for its project in the market place. Without this impact revenues for the quarter would have been more than $1,000,000 higher with a corresponding increase in net profits. The project is forecast to resume in mid-calendar 1997.

         NET INCOME FROM CONTINUING OPERATIONS inclusive of the distribution business(Tech Sales, Inc.), which was discontinued in 1995, resulted in a loss of $72,000 for 1995. This compares with a profit of $81,000 for the three months ended September 30, 1996 or an improvement of $153,000. The distribution business contributed a net loss in the period ended September 30, 1995 of $143,000.

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings

             Not applicable

    Item 2.  Changes in Securities

             Not applicable

    Item 3.  Defaults Upon Senior Securities

             Not applicable

    Item 4.  Submission of Matters to a Vote of Security Holders

             Not applicable

    Item 5.  Other Information

             Topro signed a letter of intent to acquire all the outstanding shares of All-Control Systems, Inc. ("ACS") in exchange for 1,500,000 shares of the Company's common stock. The acquisition is subject to the parties reaching definitive agreements and negotiating a final merger agreement. The base share consideration contemplated to be issued is subject to various adjustments based on the net worth of ACS on November 30, 1996. The closing is contingent upon ACS meeting certain cash flow forecasts. Additional shares may be issued based on certain financial objectives being meet through June 1999.

    Item 6.  Exhibits and Reports on Form 8-K

             a)  Exhibits

                 10.19 Employment Agreement dated July 27, 1995 between Registrant and E. Gregory Fisher.

                 10.21    Employment and Consulting Agreement - Michael Taylor.

                 10.22    Employment and Consulting Agreement - Kathleen
                          Taylor.

                 10.23 Loan Agreement and Convertible Debenture dated October 30, 1996 - Renaissance Capital Growth & Income Trust, PLC.

                 10.24 Press Release dated October 16, 1996 with respect to the All-Control Systems, Inc. Letter of Intent.

                 27       Financial Data Schedule.

             b)           Reports on From 8-K.
                          During the quarter covered by this report, the Company filed no reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TOPRO, INC.
                                            (Registrant)



Date: November 18, 1996                    /s/  John Jenkins
     -----------------------------        -------------------------------------
                                          John Jenkins
                                          President and Chief Executive Officer


Date: November 18, 1996                    /s/ Thomas Tennessen
     -----------------------------        -------------------------------------
                                          Thomas Tennessen
                                          (Principal Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
10.19    Employment Agreement dated July 27, 1995 between Registrant and E.  Gregory Fisher.

10.21    Employment and Consulting Agreement - Michael Taylor.

10.22    Employment and Consulting Agreement - Kathleen Taylor.

10.23    Loan Agreement and Convertible Debenture dated October 30, 1996 - Renaissance Capital Growth & Income Trust,
         PLC.

10.24    Press Release dated October 16, 1996 with respect to the All-Control Systems, Inc. Letter of Intent.

 27      Financial Data Schedule.


