Form 10QSB/A
period 1996-09-30
TOPRO INC
filed 1997-01-22
CIK 874263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                              FORM 10-QSB/A No. 1


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

                          TOPRO INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                               1995                    1996
                                                          --------------          --------------
 REVENUES:
   Control systems integration                            $    2,450,000          $    7,967,000
   Distributorship                                               363,000                    -
                                                          --------------          --------------
                                                               2,813,000               7,967,000

 COST OF SALES:
   Control systems integration                                 1,602,000               5,082,000
   Distributorship                                               227,000                    -
                                                          --------------          --------------
                                                               1,829,000               5,082,000

 GROSS PROFIT                                                    984,000               2,885,000

 EXPENSES
   Sales expense                                                 139,000                 598,000
   General & administrative expense                              608,000               1,948,000
   Distributorship selling and other expenses                    283,000                    -
                                                          --------------          --------------
                                                               1,030,000               2,546,000

 OTHER INCOME (EXPENSE):
   Gain (loss) on sale of assets                                   7,000                  (3,000)
   Interest expense                                              (35,000)               (172,000)
   Other                                                           2,000                   4,000
   Goodwill amortization                                         -                       (87,000)
                                                          --------------          --------------
                                                                 (26,000)               (258,000)

 INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                                  (72,000)                 81,000

 INCOME TAX BENEFIT (PROVISION):                                       0                       0

 DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations - Sharp                  0                       0
   Loss on disposal - Sharp Electric                             (16,000)                   -
                                                          --------------          --------------

 NET INCOME (LOSS)                                        $      (88,000)         $       81,000
                                                          ==============          ==============

 PRIMARY EARNINGS PER SHARE:
   Continuing operations - Income (Loss)                           (0.02)                   0.01
   Discontinued operations - Income (Loss)                          0.00                    0.00
                                                          --------------          --------------
 Net income (Loss):                                       $        (0.02)         $         0.01
                                                          ==============          ==============

 WEIGHTED AVERAGE SHARES
 OUTSTANDING                                              $    3,891,354          $    7,841,716
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


         The convertible debenture requires certain financial covenants of debt to equity of less than 7 to 1, current ratio of no less than .75 to 1, minimum tangible net worth of not less than a negative $3,000,000, and times interest earned on the basis of EBITDA of at least 3 to 1 to be met. The Company is not in compliance with times interest earned which is 2.97 to 1 at September 30, 1996. The Company has received a waiver of the covenants outlined above until October 1, 1997.



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

PART II - OTHER INFORMATION




    Item 6.  Exhibits and Reports on Form 8-K

             a)  Exhibits


                 10.19* Employment Agreement dated July 27, 1995 between Registrant and E. Gregory Fisher.



                 10.21*   Employment and Consulting Agreement - Michael Taylor.



                 10.22*   Employment and Consulting Agreement - Kathleen
                          Taylor.



                 10.23* Loan Agreement and Convertible Debenture dated October 30, 1996 - Renaissance Capital Growth & Income Trust, PLC.

                 10.24* Press Release dated October 16, 1996 with respect to the All-Control Systems, Inc. Letter of Intent.



                 11.1 Computation of Earnings per Share filed with this amendment.



                 27*      Financial Data Schedule.



             b)           Reports on Form 8-K.
                          During the quarter covered by this report, the Company filed no reports on Form 8-K.



             * Previously Filed in original 10-Q.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TOPRO, INC.
                                            (Registrant)




Date: January 21, 1997                     /s/  John Jenkins

     -----------------------------        -------------------------------------
                                          John Jenkins
                                          President and Chief Executive Officer



Date: January 21, 1997                     /s/ Thomas Tennessen

     -----------------------------        -------------------------------------
                                          Thomas Tennessen
                                          (Principal Accounting Officer)

                                EXHIBIT INDEX

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
10.19*   Employment Agreement dated July 27, 1995 between Registrant and E.  Gregory Fisher.

10.21*   Employment and Consulting Agreement - Michael Taylor.

10.22*   Employment and Consulting Agreement - Kathleen Taylor.

10.23*   Loan Agreement and Convertible Debenture dated October 30, 1996 - Renaissance Capital Growth & Income Trust,
         PLC.

10.24*   Press Release dated October 16, 1996 with respect to the All-Control Systems, Inc. Letter of Intent.

11.1     Computation of Earnings per Share.

27*      Financial Data Schedule.



* Previously Filed