Form 10KSB/A
period 1996-06-30
TOPRO INC
filed 1997-01-23
CIK 874263

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                             FORM 10-KSB/A No.1



 X       Annual report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934


                   For the fiscal year ended June 30, 1996

                                     Or

         Transition report pursuant to section 13 or 15 (d) of the Securities
---      Exchange Act of 1934


                      Commission file number: 0 - 19167

                                 TOPRO, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

            Colorado                                       84-1042227
 -------------------------------                  ----------------------------
 (State or other jurisdiction of                  I.R.S. Employer I. D. Number
  incorporation or organization)

2525 West Evans Avenue, Denver, Colorado                   80219
----------------------------------------                 ----------
(Address of principal executive offices)                 (zip code)

Registrant's telephone number, including area code:    (303) 935-1221

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.0001 Par Value
                                                            ------------------
                                                            Common Stock
                                                            Redeemable Purchase
                                                            Warrants

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be included herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB: X .
                                     ---

         State issuer's revenues for its most recent fiscal year: $ 20,633,000

         Shares of common stock, $.0001 par value, outstanding as of October 10, 1996: 6,639,403 shares. Aggregate market value of voting stock held by non-affiliates of the registrant on October 10,1996 $11,203,070

         Documents incorporated by reference: None.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                  TOPRO, INC.
                                  FORM 10-KSB
                               TABLE OF CONTENTS


Part I                                                                                         Page
------                                                                                         ----
         Item 1            Description of Business                                               3

         Item 2            Description of Property                                               7

         Item 3            Legal Proceedings                                                     7

         Item 4            Submission of Matters to a Vote of Security Holders                   7


Part II
-------
         Item 5            Market for Common Equity and Related Stockholder Matters              8

         Item 6            Management's' Discussion and Analysis or Plan of Operation            8

         Item 7            Financial Statements                                                  14

         Item 8            Changes in and Disagreements with Accountants on Accounting           15
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

          From inception through fiscal 1994, the Company operated primarily through Tech Sales, Inc. ("TI") and its subsidiary Topro Systems Integration, Inc. ("TSI"). TI was organized in Colorado in 1974. In October 1991 TI was acquired by the Company, a Colorado corporation which had no prior operations. Through TI the Company acted as a manufacturer's representative and distributed components and devices used in process- control applications. Through TSI, the Company engaged in designing, developing, assembling, marketing, and servicing integrated process control systems (control systems integration). TSI's services historically were marketed primarily to governmental and municipal customers for water and waste-water treatment plants and, to a lesser extent, to industrial customers in the chemical, petroleum, mining, electric power, and food processing industries.

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


         In parallel, as a critical aspect of this new strategy, in fiscal 1995 the Company discontinued certain activities, specifically those conducted through TI and through Sharp Electric Construction Company ("SEC").
 The Company had acquired SEC, a full service electrical contracting firm, in August 1993, but was markedly unsuccessful in its attempt to successfully integrate and manage that business. The Company had expected the acquisition of SEC to improve the Company's ability to secure process control projects with electrical construction requirements, and to expand its ability to handle field installations. However, the synergy expected in the acquisition did not materialize. In spite of various management changes and attempts to strategically reposition the business, SEC continued to produce severe losses. Accordingly, in May 1995 the Company sold certain assets of SEC to Piper Electric Company ("PEC") and contracted with PEC to provide labor and management services for the completion of the existing SEC backlog on a cost plus fee basis. The Company retained financial responsibility for uncompleted contracts from the discontinued operations with a backlog of $3,425,000 on May 1, 1995. The two largest contracts with an expected completion date August 1996 comprised $2,596,000 of this backlog on May 1, 1995. All projects save one were completed prior to July 1996 and the one remaining is expected to be completed October 18, 1996. The SEC operating losses from date of acquisition and forecasted additional costs of discontinuing the business are reflected in the Company's financial statements. A charge from discontinued operations of $2,122,000 was taken in fiscal year 1995. The actual costs of completing contracts during 1996 greatly exceeded costs forecasted at the close of fiscal 1995, resulting in a loss on disposal of $1,871,000 for fiscal 1996.


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

         In fiscal 1993, the Company began to purchase shares of Direct Measurement Corporation ("DMC"), a privately held corporation organized to develop, promote and market products utilizing a unique gas flow measuring method, for which the Company was granted certain distribution rights. In fiscal 1995 the Company acquired additional shares and sold a portion of its holding. In November 1995, the Company sold its remaining 3,255 share interest in DMC (see "Certain Relationships and Related Transactions") and in December 1995 abandoned efforts to distribute and promote DMC products. This decision was due in part to the Company's shift away from distribution to control systems integration and due in part to management's reassessment of the risk-reward potential of this arrangement to the Company. The Company had incurred significant expense in product introduction in fiscal 1995, and sales for fiscal year 1995 were only $41,000.

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


         A first step in executing this strategy was the July 1995 acquisition of Management, Design and Consulting Services, Inc (MDCS), an Atlanta based system integrator, in exchange for 200,000 shares of the Company's Common Stock. With the additional personnel and other resources of the Company, MDCS is able to accept larger projects which it previously turned down. MDCS sales grew by 45% in the first year after acquisition. Historically, a substantial portion of MDCS customers have been Original Equipment Manufacturers ("OEMs"), companies which build or import equipment for use in manufacturing or processing operations, which have purchased industrial control hardware, technical design and programming services to adapt the equipment they manufacture for the end user. MDCS' OEM customers are based in the southeastern U.S. or in many cases are the U.S. headquarters of a foreign equipment provider. In addition, corporate customers contract directly with MDCS for services. Such projects typically involve upgrades of existing factory automation systems. In these cases, MDCS typically designs new and updated automation systems to enhance the customer's existing equipment and processes. The majority of MDCS' end-user customers are located in the southeastern U.S.


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


        The control systems and services that the subsidiaries provide are based on Programmable Logic Controllers(PLC), Computer Numerical Controllers(CNC),
DDC Controllers networked with an Operator Interface, usually a Personal Computer (PC), using both text and graphics to display the plant or system operation and performance characteristics usually in real-time. The information systems are either PC based or mini-computer based and are networked to the Control System to gather operational data concerning the plant or system to enable management personnel to make better decisions about the operation of the plant or system. Distribution of these systems is done through a direct sales force reporting to a National Sales Manager and through a distribution network for certain products.



         These control and information systems use off-the-shelf hardware manufactured by suppliers such as Allen-Bradley, GE, Square D, Modicon, TI, Digital Equipment Corporation, IBM, Hewlett Packard and others. The purchased products are assembled into a system at the various branch locations through-out the company and are "married" to the software that is written at those locations. Performance tests are conducted on each system and are witnessed and approved by the customer prior to shipment for installation.



         The contracts for the systems, including hardware and software, are negotiated and are usually fixed price for a well defined scope of work. Before commencing a project, the Company works with the customer to develop:

a "functional description" document defining what the project will accomplish; a design document to define how the project will be done to satisfy those objectives; and acceptance test procedures, which define in advance how the project will be determined to be "complete."



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


         In Denver the Company operates a service division that provides instrumentation calibration and some small scope system configuration services to local customers on a "demand" service basis. This work is generally done at the customer facility. The group employs eight to ten technicians on a full time basis. These technicians also occasionally support larger system integration engineering projects.


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


Research and Development



         The company does not expend any funds on research and development through either customer funded projects or internal research projects. Costs are incurred in specific system projects that employ existing technologies for which feasibility has previously been established to develop applications within specific industries. These applications are produced to have broad application in specific industries. Production costs of the software are capitalized. This investment is designed to create both improved margins through repeat sales of applications in specific vertical markets and improve the Company's competitive position in these markets.

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

                                                                                           Current
                                                              Square      Term of          Annual
        Function                       Location                Feet        Lease         Lease Costs
-------------------------------------------------------------------------------------------------------
Corporate Headquarters and         2525 West Evans Ave          32,000      April 1999        $ 148.000
Topro Systems engineering           Denver, CO
and manufacturing facilities

Topro Systems engineering          1800 West Broadway            6,000        Jan 2001         $ 51,000
facilities                         Phoenix, AZ

Advanced Control Technology        2830 Ferry Street            13,000       Owned (1)              N/A
engineering and manufacturing      Albany, OR
facilities

Advanced Control Technology        2514 Ferry Street            12,000       July 2001         $ 72,000
additional facilities              Albany, OR

Advanced Control Technology        3400 188th Avenue             1,000       Month-to-         $ 27,000
engineering office                 Lynwood, WA                                   Month

Management Design and              1360 Seaboard Ind. Blvd       9,000       June 1998         $ 41,000
Consulting Services, Inc.          Atlanta, GA
engineering and manufacturing
facilities

Vision Engineering Corp.           10855 Business Ctr. Dr.      31,000     Sept.  2001        $ 248,000
Engineering and manufacturing      Cypress, CA
facilities

Vision Engineering Corp.           9940 Business Ctr Dr          7,000        Feb 1997         $ 71,000
Engineering and sales facilities   Sacramento, CA

Vision Engineering Corp.           1289 S.  Park Victoria Dr.    1,000       Month-to-         $ 16,000
Engineering and sales facilities   Milpitias, CA                                 Month

Vision Engineering Corp.           760 Pasquinelli Dr            4,000        Apr 1998         $ 64,000
Engineering and sales facilities   Westmont, IL
------------------



(1) This property is subject to a $262,000 first mortgage held by First Security Bank, a second position security interest totaling $241,000 held by Electrocom, and a third position security interest securing a $474,000 term loan from US Bank. See Note 10 to Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS


         There are no material legal proceedings pending to which the Company (or any of its officers or directors in their capacities as such) is a party, or to which the property of the Company is subject nor any proceeding involving a claim for damages in an amount greater than 10% of the Company's current assets. Management of the Company is not aware of any material proceedings being contemplated. The Company in the routine course of business utilizes legal services to protect lien rights on projects to secure payment of its outstanding balances. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Cash Flow."


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

        The range of high and low bid quotations for the Company's Common Stock as quoted (without retail markup or markdown and without commissions) on NASDAQ for the past two fiscal years is provided below. They do not necessarily represent actual transactions:


              1996 Fiscal Year        High Bid       Low Bid
              ----------------        --------       -------
              Fourth Quarter          $ 2.88         $1.94
              Third Quarter           $ 2.94         $1.50
              Second Quarter          $ 1.88         $1.50
              First Quarter           $ 1.94         $1.63

              1995 Fiscal Year
              Fourth Quarter          $ 1.91         $1.00
              Third Quarter           $ 1.75         $0.63
              Second Quarter          $ 3.38         $1.50
              First Quarter           $ 3.38         $3.25

         As of June 30, 1996, there were approximately 464 holders of record of the Common Stock.


         The Company has never declared a dividend, and it is anticipated that any earnings will be retained for the Company's business in the foreseeable future. The Company's ability to pay dividends is not restricted under any of the various notes, debentures or loan agreements to which it is a party or under any other arrangements or agreements to which it is a party.


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


         TOTAL SG & A EXPENSES increased $2,436,000 from $2,652,000 in 1995 to $5,089,000 in 1996. $1,276,000 of the increase was from the acquisition of ACT and $803,000 from the VEC acquisition. TSI increased $228,000 from $2,287,000 in 1995 to $2,514,000 in 1996. MDCS increased $243,000 from $365,000 to
$609,000 in the current period. SALES EXPENSE increased $575,000. Nearly all of the increase was due to the acquisition of ACT and VEC. (TSI decreased $53,000). G & A EXPENSE increased $1,861,000 from $2,059,000 in 1995 to
$3,920,000 in 1996. The addition of ACT ($701,000) and VEC ($636,000) accounted for $1,337,000 of the increase. TSI increased from $1,694,000 in 1995 to $1,974,000 in 1996. The increase is attributable to several factors: in 1995, discontinued operations of SEC and TI absorbed some fixed expenses such as utilities, lease expense, and deprecation that were fully absorbed by TSI in 1996; the costs of executing the Company's acquisition program, including cross training in procedures and practices, and raising necessary capital, were part of G & A expenses in 1996 and not present in 1995. Additionally, TSI absorbed the expense of the VEC Phoenix office for one month. MDCS G& A expense increased $243,000 from $366,000 in 1995 to $609,000 in 1996 due to the addition of an operations manager and a 46% increase in sales volume. Goodwill amortization totaled $114,000 ($83,000 from ACT and $31,000 from VEC). Goodwill amortization in 1997 will total $352,000.


         The Company continues its efforts to reduce total G & A expense through programs such as consolidating accounting and sales functions, while investing in a wide-area network that will reduce costs of inter-company communications.


         INCOME FROM SYSTEMS INTEGRATION increased $18,142 from $480,000 profit in 1995 to a profit of $498,000 in 1996. The acquisition of ACT (effective for the last half of the year) accounted for a profit of $463,000. VEC for the two months activity resulted in a loss of $63,000, and MDCS added $51,000 in net income as compared to $120,000 in 1995 (a decrease of $69,000). TSI earned $47,000, a change of $313,000 from the profit of $360,000 recorded in 1995. The decline in TSI, which included corporate costs, is attributable to the unusual expenses in general and administrative as discussed above.


         OTHER INCOME AND EXPENSES. Interest expense increased $197,000 in 1996 ($379,000) over 1995 ($182,000) due to greater borrowing at TSI ($34,000), and to interest expense incurred in the acquired companies of $109,000 in ACT and $54,000 in VEC. The Company recognized gains from the disposal of fixed assets increased $282,000 to $435,000 in 1996.


         INCOME FROM CONTINUING OPERATIONS was $16,000 in 1996 compared to a loss of $61,000 in 1995, an increase of $77,000. A loss of $616,000 was recorded in the distribution operations in 1996 compared to a loss of $518,000 in 1995. The distribution business was discontinued in mid-year ending any gross profit contribution from that business. TSI earned $292,000 ( which includes a gain on sale of fixed assets and investments of $421,000) in 1996 compared to a profit of $604,000 in 1995. This increase is attributable to lower G&A costs as well as the lower gross margins sustained by the municipal project backlog addressed above. MDCS's net income decreased $69,000 from $120,000 in 1995 to $51,000 currently. Acquisitions added $354,000 from ACT and a loss of $64,000 from VEC.


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


         The Company has no material commitments for capital expenditures.


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


         ACCOUNTS RECEIVABLE ISSUE - In calendar year 1994, the Company was engaged by an electrical contractor ("EC") to supply control system integration services on a municipal water treatment facility in California. As the work progressed, the EC fell significantly behind in its payment obligations and eventually was taken over by its bonding company. As of June 1996, the EC owed the Company $427,000. The EC's payment obligations are covered by payment and performance bonds. In June 1995, the Company received indication of a forthcoming settlement offer from the general contractor on one of the projects for the EC's receivable. The offer for settlement has since been withdrawn by the general contractor. The Company has retained legal counsel in California to review the adequacy of its stop notice filings and determine the Company's legal standing. Stop notices have been issued to the appropriate municipalities reserving 125% of these funds from payment to the contractors. The EC has sent a notice to the bonding company asserting a $192,000 back charge for work performed on the project for which the EC is entitled to reimbursement from the Company. If the asserted claim is valid, the Company would be liable to the bonding company. The bonding company has reviewed all supporting documents and doesn't support the EC's claim. This claim has been reviewed and evaluated by an independent third party ("ITP") who engages in providing construction/systems dispute resolution and management services to both owners and contractor/subcontractors and suppliers on projects similar to the EC's project. The ITP view is the back charge claims are not valid. The ITP also believes the Company has back charges of between $200,000 and $250,000 in claims against the EC for excessive cost on the projects directly attributed to the EC's delays. The ITP also believes the Company has a direct claim against the municipality for owner-directed changes and delays. The Company is in the process of perfecting its claims position. The Company has not made any material resolution to the outstanding issues with regard to these receivables in the fourth quarter of 1996. This account receivable is not the subject of any pending legal action.



         The Company, on one other project worked on with the EC, has been discussing a settlement with the general contractor. The total amount owing from the EC on this project amounts to $161,000. The general contractor has issued a payment bond to the municipality to cover stop notices issued on the project because of the EC's non payment including the Company's claim. The requirement for the bond by the general contractor was to allow the municipality to release retainage on the job. The municipality would not do so unless it had assurances that the claims were provided for. The Company feels that it has an adequate allowance to cover any unforeseen collection issues of these receivables.

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




/s/ Hein + Associates LLP

Denver, Colorado
October 4, 1996

                          TOPRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996


                                                       ASSETS
                                                       ------
 CURRENT ASSETS:
  Cash                                                                                             $    236,000

  Receivables:
       Trade, net of allowance for doubtful accounts of $377,000                                      6,801,000
       Refundable income taxes                                                                          222,000
       Other                                                                                             54,000

  Costs and estimated earnings in excess of billings on uncompleted contracts                         2,837,000
  Inventories                                                                                           148,000
  Prepaid expenses                                                                                      173,000
  Assets of discontinued operations                                                                     526,000
                                                                                                    -----------
           Total current assets                                                                      10,997,000

 PROPERTY AND EQUIPMENT, at cost:
  Land and building                                                                                     850,000
  Furniture, equipment and vehicles                                                                   2,516,000
  Leasehold improvements                                                                                743,000
                                                                                                    -----------
                                                                                                      4,109,000
  Less accumulated depreciation and amortization                                                     (1,249,000)
                                                                                                    -----------
           Net property and equipment                                                                 2,860,000

 CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated
   amortization of $36,000                                                                              536,000

 DEBT ISSUANCE COSTS, net of accumulated amortization of $52,000                                        354,000

 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, net of
   accumulated amortization of $114,000                                                               5,111,000

 OTHER ASSETS                                                                                           155,000
                                                                                                    -----------

 TOTAL ASSETS                                                                                      $ 20,013,000
                                                                                                   ============





       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          TOPRO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996



                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
 CURRENT LIABILITIES:
  Line-of-credit                                                                                  $   1,019,000
  Current portion of long-term debt:
       Related parties                                                                                  230,000
       Financial institutions and other                                                                 975,000
  Current portion of capital lease obligations                                                           56,000
  Accounts payable                                                                                    5,915,000

  Billings in excess of costs and estimated earnings on uncompleted contracts                         1,582,000
  Accrued expenses                                                                                    2,224,000
                                                                                                  -------------
           Total current liabilities                                                                 12,001,000

 LONG-TERM DEBT, net of current portion                                                               4,859,000

 CAPITAL LEASE OBLIGATIONS, net of current portion                                                      151,000

 COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5, and 14)

 STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00 per share; authorized 10,000,000 shares; no shares issued

  Common stock, par value $.0001 per share; authorized 200,000,000 shares;
       6,639,403 shares issued and outstanding                                                            1,000
  Additional paid-in capital                                                                          7,774,000
  Accumulated deficit                                                                                (4,773,000)
                                                                                                  -------------
           Total stockholders' equity                                                                 3,002,000
                                                                                                  -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $  20,013,000
                                                                                                  =============





              See accompanying notes to these consolidated financial statements.

                          TOPRO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    FOR THE YEARS ENDED JUNE 30,
                                                                                   -----------------------------
                                                                                    1995                    1996
                                                                                    ----                    ----
 REVENUE:
     Control systems integration                                               $  10,911,000           $  19,726,000
     Distributorship                                                               2,565,000                 907,000
                                                                               -------------           -------------
                                                                                  13,476,000              20,633,000
 COST OF SALES:
     Control systems integration                                                   7,778,000              14,025,000
     Distributorship                                                               1,858,000                 652,000
                                                                               -------------           -------------
                                                                                   9,636,000              14,677,000

 GROSS PROFIT                                                                      3,840,000               5,956,000

 OPERATING EXPENSES:
     Sales expense                                                                   593,000               1,168,000
     General and administrative expense                                            2,060,000               3,921,000

     Distributorship selling and other expenses                                    1,225,000                 871,000
     Amortization of goodwill                                                            -                   114,000
                                                                               -------------           -------------
                                                                                   3,878,000               6,074,000

 OTHER INCOME (EXPENSE):
     Gain on sale of assets                                                          158,000                 435,000
     Interest expense                                                               (182,000)               (380,000)
     Other                                                                             1,000                  79,000
                                                                               -------------           -------------
                                                                                     (23,000)                134,000
                                                                               -------------           -------------

 INCOME (LOSS) FROM CONTINUING OPERATIONS                                            (61,000)                 16,000

 DISCONTINUED OPERATIONS:

     Loss from discontinued operations of Sharp Electric                          (1,989,000)                   -
     Loss on disposal of Sharp Electric                                             (134,000)             (1,871,000)
                                                                               -------------           -------------
                                                                                  (2,123,000)             (1,871,000)
                                                                               -------------           -------------

 NET LOSS                                                                      $  (2,184,000)          $  (1,855,000)
                                                                               =============           =============

 NET INCOME (LOSS) PER SHARE:
     Continuing operations                                                     $        (.02)          $        *
     Discontinued operations                                                            (.84)                   (.40)
                                                                               -------------           -------------

                   Net loss                                                    $        (.86)          $        (.40)
                                                                               =============           =============

 WEIGHTED AVERAGE SHARES OUTSTANDING                                               2,527,000               4,655,000
                                                                               =============           =============
---------------------------
*  Less than $.01 per share.





       See accompanying notes to these consolidated financial statements.

                          TOPRO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1996



                                                               COMMON STOCK          ADDITIONAL
                                                               ------------           PAID-IN           ACCUMULATED
                                                         SHARES        AMOUNT         CAPITAL             DEFICIT
                                                         ------       -------         -------             -------
 BALANCE, July 1, 1994                                2,203,857     $   1,000     $  3,142,000         $  (734,000)

    Shares issued for cash in private
        placements                                      589,850          -             455,000               -
    Shares issued for commission to
        underwriter                                      37,313          -              25,000               -
    Shares issued for conversion of senior
        notes                                           228,726          -             153,000               -
    Shares issued to employees for
        compensation                                     67,163          -              45,000               -
    Shares issued to employees for cash                 248,719          -             280,000               -
    Options issued to an officer for
        compensation                                      -              -              78,000               -
    Net loss                                              -              -               -              (2,184,000)
                                                      ---------     ---------     ------------         -----------

 BALANCE, June 30, 1995                               3,375,628         1,000        4,178,000          (2,918,000)


    Shares issued for cash in private
        placements                                      845,000          -             757,000               -
    Shares issued for conversion of 12%
        180-day debentures and accrued
        interest                                        390,000          -             488,000               -
    Shares issued to employees for
        compensation                                      2,000          -               1,000               -
    Shares issued for conversion of senior
        notes                                            39,102          -              26,000               -
    Shares issued for payment of interest
        on senior notes                                  55,673          -              37,000               -
    Shares issued for the acquisition of
        ACT                                           1,657,000          -           1,657,000               -
    Shares issued for conversion of ACT
        debt                                             65,000          -             105,000               -
    Warrants issued with convertible
        debentures                                        -              -              38,000               -
    Shares issued for the acquisition of
        Vision                                          200,000          -             300,000               -
    Options issued for acquisition of
        Vision                                            -              -              90,000               -
    Shares issued for conversion of
        accounts payable balance                         10,000          -              10,000               -
    Warrants issued for services                          -              -              87,000               -
    Net loss                                                                                            (1,855,000)
                                                      ---------     ---------     ------------         -----------

 BALANCE, June 30, 1996                               6,639,403     $   1,000     $  7,774,000         $(4,773,000)
                                                      =========     =========     ============         ===========



       See accompanying notes to these consolidated financial statements.

                          TOPRO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      FOR THE YEARS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                        1995                 1996
                                                                                        ----                 ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations                                          $  (61,000)        $    16,000
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
            Depreciation and amortization                                                167,000             446,000
            Allowance for doubtful accounts                                               (1,000)             61,000
            Gain on sale of assets                                                      (158,000)           (435,000)
            Issuance of compensatory options and warrants                                 78,000              18,000
            Stock issued for interest                                                      -                  37,000
            Changes in operating assets and liabilities, net of effects from acquisition and disposition of Sharp:
                    (Increase) decrease in:
                      Receivables                                                       (382,000)         (1,942,000)
                      Costs and estimated earnings in excess of billings                (696,000)           (378,000)
                      Inventories                                                         53,000              73,000
                      Prepaid expenses and other                                        (145,000)            (43,000)
                    Increase (decrease) in:
                      Accounts payable                                                 1,090,000             104,000
                      Billings in excess of costs and estimated earnings                 194,000              82,000
                      Accrued expenses                                                   (55,000)           (357,000)
                                                                                      ----------         -----------
            Net cash provided by (used in) continuing operating activities                84,000          (2,318,000)

    Loss from discontinued operations:                                                (2,123,000)         (1,871,000)
        Depreciation                                                                      69,000               -
        Changes in assets                                                               (506,000)          1,294,000
        Increase (decrease) in accounts payable and accrued expenses                   1,167,000            (621,000)
                                                                                      ----------         -----------
            Net cash used by discontinued operations                                  (1,393,000)         (1,198,000)
                                                                                      ----------         -----------

 NET CASH USED IN TOTAL OPERATING ACTIVITIES                                          (1,309,000)         (3,516,000)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisitions of ACT and Vision                                        -                 202,000
    Purchase of investment                                                              (400,000)           (229,000)
    Proceeds from sale of investment                                                       -                 350,000
    Purchase of property and equipment                                                  (141,000)            (95,000)
    Capitalized software development costs                                                 -                (572,000)
    Proceeds from sale of property and equipment                                       1,127,000               -
    Proceeds from note receivable                                                         10,000              40,000
                                                                                      ----------         -----------
            Net cash provided by (used in) investing activities                          596,000            (304,000)



       See accompanying notes to these consolidated financial statements.

                          TOPRO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     FOR THE YEARS ENDED JUNE 30,
                                                                                    -----------------------------
                                                                                       1995                 1996
                                                                                       ----                 ----
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings:
        Related parties                                                                   75,000               -
        Financial institutions and other                                              14,525,000          12,396,000
    Deferred financing costs                                                               -                (284,000)
    Principal payments on borrowings                                                 (14,458,000)         (9,556,000)
    Payment of related party note                                                        (75,000)              -
    Proceeds from sale of common stock, net                                              735,000           1,267,000
                                                                                  --------------         -----------
            Net cash provided by financing activities                                    802,000           3,823,000
                                                                                  --------------         -----------

 INCREASE IN CASH                                                                         89,000               3,000

 CASH, beginning of year                                                                 144,000             233,000
                                                                                  --------------         -----------
 CASH, end of year                                                                $      233,000         $   236,000
                                                                                  ==============         ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                        $      196,000         $   294,000
                                                                                  ==============         ===========
    Cash paid for income taxes                                                    $        -             $     -
                                                                                  ==============         ===========

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Common stock issued as payment for commission on the sale of senior notes     $       25,000         $     -
                                                                                  ==============         ===========
    Common stock issued to employees as payment of commission                     $       45,000         $     -
                                                                                  ==============         ===========
    Notes received from sale of assets                                            $       85,000         $     -
                                                                                  ==============         ===========
    Conversion of notes and accrued interest to common stock                      $      150,000         $   551,000
                                                                                  ==============         ===========
    Exchanged 1,200 shares of DMC stock and issued new notes for $760,000 in
        exchange for the redemption of $1,000,000 of old notes                    $    1,000,000         $     -
                                                                                  ==============         ===========
    Notes payable cancelled in exchange for DMC stock                             $        -             $   760,000
                                                                                  ==============         ===========
    Common stock issued in acquisition of Advanced Control Technologies           $        -             $ 1,657,000
                                                                                  ==============         ===========
    Common stock and options issued in acquisition of Vision Engineering          $        -             $   390,000
                                                                                  ==============         ===========
    Common stock issued as payment of accounts payable                            $        -             $    10,000
                                                                                  ==============         ===========
    Warrants issued in conjunction with convertible debentures                    $        -             $    38,000
                                                                                  ==============         ===========
    Interest converted to common stock                                            $        -             $    37,000
                                                                                  ==============         ===========





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

       In July 1995, the Company acquired with Management Design & Consulting Services (MDCS).

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

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



       Property and Equipment - Depreciation of property and equipment is provided utilizing the straight-line method over the following estimated useful lives:

                                                                YEARS
                                                                -----
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


3.     LIQUIDITY AND CONTINUED OPERATIONS:

       The Company has incurred net losses for the past four years and has had negative cash flows from operations. As of June 30, 1996, the Company is not in compliance with the loan covenants in the convertible debentures issued to Renaissance Capital. Renaissance has granted a forbearance with compliance with those covenants until July 1997. Management has taken the following actions to improve the Company's cash flow and operating results:

             o The discontinuation of the electrical contracting business which produced losses of over $2,100,000 in 1995 and a further loss of $1,900,000 in 1996. The last remaining contract will be completed in mid October 1996. The Company has recognized all costs to complete this work, in its fiscal 1996 results. The huge, unexpected costs overruns required to complete the Sharp contract backlog were the largest single drain of the Company's cash resources in 1996. With the completion of the last project, Sharp no longer will be a financial cost to the Company.

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

       Separate results of operations for the year ended June 30, 1995 are as follows:

                                                           Topro            MDCS          Combined
                                                           -----            ----          --------
               Net revenues                            $9,700,000       $1,211,000      $10,911,000

               Net income (loss)                       (2,304,000)         120,000       (2,184,000)

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

       Vision - Effective May 1, 1996, Topro acquired all the outstanding capital stock of Vision, an independent control systems integrator located in Cypress, California. The purchase price was 200,000 shares of restricted Topro stock, and options to acquire 150,000 shares of Topro stock exercisable at $2.25 commencing October 1996, 150,000 shares exercisable at $2.25 commencing April 1997, 300,000 shares exercisable at $2.50 commencing January 1998, and 300,000 shares exercisable at $2.75 commencing January 1999. An additional 100,000 shares will be issued if Vision meets certain future earning goals. In connection with the merger, Topro agreed to guarantee the bank debt of Vision in the amount of $1,165,000. The acquisition has been accounted for as a purchase, and, accordingly the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The purchase price of $390,000 was determined based on the estimated fair value of the restricted shares and options issued. The 100,000 contingent shares will be recorded as additional purchase price if they are ultimately issued. The excess of the purchase price over the estimated fair value of net assets acquired was $2,792,000 and is being amortized over 15 years. The operating results of Vision have been included in the consolidated statement of operations from the date of acquisition.

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

                                                                             FOR THE YEARS ENDED
                                                                                   JUNE 30,
                                                                             -------------------
                                                                           1995                1996
                                                                           ----                ----
                                                                                 (Unaudited)
             Net revenues                                                $32,161,000        $30,611,000

             Net loss                                                     (3,380,000)        (6,221,000)

             Loss per share                                                    (0.42)             (1.13)


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

      Condensed results of discontinued operations were as follows:

                                                                         1995               1996
                                                                         ----               ----
      Revenues                                                     $ 6,532,000         $ 3,379,000
      Loss before income tax expense (benefit)                      (1,989,000)         (1,892,000)
      Net loss                                                      (1,989,000)         (1,892,000)


      Assets of discontinued operations are comprised of the following as of June 30, 1995 and 1996:

      Receivables                                                   $ 1,559,000        $    411,000
      Costs and estimated earnings in excess of billings                244,000             105,000
      Other assets                                                      145,000              10,000
                                                                    ------------       ------------

              Total assets                                           $ 1,948,000        $    526,000
                                                                     ===========        ============

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

       On January 30, 1996, the Company formally approved the discontinuance of Tech Sales' remaining distributorship and manufacturers' representation operations. Following is a summary of the results of operations of Tech
       Sales:

                                                                              FOR THE YEARS ENDED
                                                                                   JUNE 30,
                                                                              --------------------
                                                                            1995                1996
                                                                            ----                ----
             Revenues                                                     $2,565,000          $907,000


             Loss from operations                                           (518,000)         (616,000)

7.    TRADE RECEIVABLES:

      The following information summarizes trade receivables at June 30, 1996:

      Contract receivables:
              Completed contracts                                                         $   869,000
              Uncompleted contracts                                                         5,812,000
              Retainage                                                                       497,000
                                                                                          -----------
                                                                                            7,178,000

      Less allowance for doubtful accounts                                                   (377,000)
                                                                                          -----------

                                                                                           $6,801,000
                                                                                          ===========

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


8.    CONTRACTS IN PROGRESS:

      The following information is applicable to uncompleted contracts of continuing operations at June 30, 1996:

           Costs incurred on uncompleted contracts                                       $  32,071,000
           Estimated earnings                                                                2,282,000
                                                                                         -------------
                                                                                            34,353,000
           Less billings to date                                                           (33,098,000)
                                                                                         -------------

                                                                                         $   1,255,000
                                                                                         =============


      These amounts are included in accompanying balance sheet under the following captions as of June 30, 1996:

           Costs and estimated earnings in excess of billings on uncompleted contracts        $ 2,837,000

           Billings in excess of costs and estimated earnings on uncompleted contracts         (1,582,000)
                                                                                              -----------

                                                                                              $ 1,255,000
                                                                                              ===========

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


10.    LINES-OF-CREDIT AND LONG-TERM DEBT:

 Lines-of-credit consist of the following at June 30, 1996:

 Vision  has a  $650,000 line-of-credit  pursuant to  a loan  agreement with  a financial institution,  collateralized by  substantially all  assets of  Vision, with  interest at
 prime plus  2% (total of 10.25%  at June 30, 1996).   The line  expires in December 1996
 and requires monthly principal payments of $17,000 with an  additional principal payment
 of $50,000 in July 1996.                                                                        $  583,000

 ACT  has  a  $500,000 line-of-credit  pursuant  to a  loan  agreement  with a  financial institution collateralized  by substantially all  assets of ACT, with  interest at prime
 plus 2.5% (total of 10.75% at June 30, 1996).  The line expires in February 1997.                  436,000
                                                                                                 ----------

                                                                                                 $1,019,000
                                                                                                 ==========

 Notes payable to related parties consist of the following at June 30, 1996:


 Notes  payable to  two officers  and directors,  with interest  at 10%,  due on  demand,
 unsecured.                                                                                      $   80,000

 Notes payable to director  and former majority stockholders  of Vision, with interest at
 8%, monthly payments of $10,000, unsecured.                                                        130,000

 Note  payable to  relatives of  director  and former  majority stockholders  of  Vision,
 interest payable quarterly at 10%, unsecured.                                                       20,000
                                                                                                 ----------

                                                                                                 $  230,000
                                                                                                 ==========

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 Long-term debt payable to financial institutions and others consists of the following at June 30, 1996:

 Convertible debentures,  interest payable  monthly at 9%.   The balance  due relates  to
 three debentures  as follows:  $1,000,000  maturing March  1, 2003, $1,500,000  maturing
 March 1,  2003, and  $1,000,000 maturing June 1, 2003.   Mandatory  principal repayments
 calculated  at 1% of the outstanding balance begin monthly in March 1999, collateralized
 by all the assets of the Company.(1)                                                           $ 3,500,000

 Convertible  notes,  8%  interest  payable  quarterly  on  August 17,  November 17,  and
 February 17, due in February 1997, unsecured.(2)                                                   375,000

 Senior convertible  notes,  10%  interest  payable  semi-annually  on  September 30  and
 March 31, due in March 2000, unsecured.(3)                                                         350,000

 Note payable  to a bank, with interest at  prime plus 2.5% (total  of 10.75% at June 30,
 1996),  monthly principal and interest  payments of  $11,000 with remaining  balance due
 August 1997, collateralized by substantially all assets of ACT.                                    474,000


 Note payable to a  bank, due in  monthly payments of $3,000  including interest at  11%,
 with remaining balance due November 1996, collateralized by land and building of ACT.              262,000

 Note  payable  to an  entity, due  in  monthly payments  of  $6,000 through  April 2000,
 collateralized by second position on land and building of ACT.                                     241,000

 Note payable  to legal counsel of ACT, monthly payments  of $5,000 due through September
 1998.  The  note is non-interest bearing,  but has been discounted at an  effective rate
 of 10.25%.                                                                                         121,000


 ____________________
 (1) The first two debentures are convertible into one share of common stock at $1.50 of principal and interest, at any time. The third debenture is convertible into one share of common stock at $2.25 of principal and interest, at any time. The conversion prices may be reduced in the event of certain circumstances.

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

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 Term loan payable to a bank, with a variable interest adjusted quarterly based on  prime pus 2.75%  (total  of 11.0%  at June 30,  1996),  collateralized by  a  second  security interest  on  substantially all  assets  of Vision,  guaranteed  by  SBA and  personally guaranteed by  a director, which personal  guarantee is collateralized by  a third trust deed on the director's residence, payable in monthly principal  and interest payments of
 $7,000, adjusted quarterly, through September 2002.                                                324,000

 Term loan payable  to a bank, with a  variable interest rate at prime  plus 2% (total of
 10.25% at  June 30, 1996), collateralized by  equipment and leasehold  improvements, due on demand  or if  no demand,  payable in  monthly installments  of $7,000  plus interest
 through April 1998.                                                                                153,000

 Various notes  payable, due  in  maximum monthly  installments totaling  $2,000  through
 March 1998, collateralized by equipment and vehicles.                                               34,000
                                                                                               ------------

        Total                                                                                     5,834,000
        Less current portion                                                                       (975,000)
                                                                                               ------------

        Long-term portion                                                                      $  4,859,000
                                                                                               ============



       The payment schedule for the years ended June 30 is as follows:

                                                                       RELATED
           YEAR                                                        PARTIES               OTHER
           ----                                                        -------               -----
           1997                                                       $ 230,000          $   975,000
           1998                                                           -                  823,000
           1999                                                           -                  288,000
           2000                                                           -                  157,000
           2001                                                           -                   76,000

             Thereafter                                                   -                3,515,000
                                                                      ---------          -----------

                                                                      $ 230,000          $ 5,834,000
                                                                      =========          ===========

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

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.   INCOME TAXES:

      Deferred tax assets (liabilities) as of June 30, 1996 are comprised of the following:

           Current deferred tax assets (liabilities):
                 Trade receivables                                                 $    128,000
                 Contingency loss on discontinued operations                             50,000
                 Deferred gain                                                           23,000
                 Accrued liabilities                                                    284,000
                                                                                   ------------
                             Total                                                      485,000

           Less valuation allowance                                                    (485,000)
                                                                                   ------------

                             Net                                                   $      -
                                                                                   ============


           Long-term deferred tax assets (liabilities):
                 Property and equipment                                            $   (138,000)
                 Net operating loss carryforwards                                     2,792,000
                                                                                   ------------
                       Total                                                          2,654,000
           Less valuation allowance
                                                                                     (2,654,000)
                                                                                   ------------


                             Net                                                   $      -
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

      Following is a summary of changes in stock options and warrants outstanding:

                                                                                            EXERCISE
                                                                           SHARES            PRICE
                                                                           ------           --------
      Options:
      -------
      JULY 1, 1994                                                          80,000       $3.50-$4.25
            Granted                                                        377,250       $ .63-$3.50
            Exercised                                                        -                 -
                                                                        ----------       -----------
      JUNE 30, 1995                                                        457,250       $ .63-$4.25
            Granted                                                      1,200,000       $2.25-$2.75
            Exercised                                                        -                 -
                                                                        ----------       -----------
      JUNE 30, 1996                                                      1,657,250        $.63-4.25

                                                                        ==========        ==========


                   EXERCISABLE AT JUNE 30, 1996                            732,250
                                                                        ==========

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Warrants:

JULY 1, 1994                                                         922,000       $3.38-$5.10
      Granted                                                      1,458,019       $ .67-$2.50
      Exercised                                                        -                 -
                                                                   ---------       -----------
JUNE 30, 1995                                                      2,380,019        $.67-$5.10
      Granted                                                      1,320,388
      Exercised                                                        -                 -
                                                                   ---------       -----------
JUNE 30, 1996                                                      3,700,407       $.625-$5.10
                                                                   =========       ===========


             EXERCISABLE AT JUNE 30, 1996                          3,700,407
                                                                   =========


Options outstanding at June 30, 1996 expire as follows:

                                               Expiration
                                                 Date          Shares
                                               ----------      ------
Exercise price of $4.25                        April 2002       60,000
Exercise price of $3.75                       November 2002     10,000
Exercise price of $3.50                       February 2004     10,000
Exercise price of $.75                        January 2005      80,000
Exercise price of $1.20                       January 2005      60,000
Exercise price of $1.75                       January 2006      75,000
Exercise price of $3.50                       January 2007     100,000
Exercise price of $.63                        February 2005     25,000
Exercise price of $1.63                         June 2000       27,250
Exercise price of $1.62                        August 2005      10,000
Exercise price of $2.25                      September 2006    150,000
Exercise price of $2.25                       October 2006     450,000
Exercise price of $2.50                       October 2006     300,000
Exercise price of $2.75                       October 2006     300,000
                                                             ---------
                                                             1,657,250
                                                            ==========

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Warrants outstanding at June 30, 1996 expire as follows:

                                                  Expiration
                                                     Date              Shares
                                                  ----------           ------
Exercise price of $4.25                            June 1997            662,000
Exercise price of $3.375                         October 1998           100,000
Exercise price of $3.50                          October 1998            50,000
Exercise price of $3.625                         October 1998            50,000
Exercise price of $2.50                          October 1999            66,667
Exercise price of $2.00                          December 1997          178,571
Exercise price of $.67                            March 2000             74,627
Exercise price of $1.25                          October 1999            50,000
Exercise price of $.67                            April 2000            159,144
Exercise price of $.67                             May 2000               8,333
Exercise price of $1.00                           April 2000          1,133,951
Exercise price of $1.00                            May 1998             228,726
Exercise price of $1.00                          October 2000            50,000
Exercise price of $1.75                          November 2000           14,286
Exercise price of $1.25                          February 1999           50,000
Exercise price of $2.00                          February 1999           50,000
Exercise price of $2.50                          February 1999           50,000
Exercise price of $3.00                          February 1999           50,000
Exercise price of $2.00                            May 1999              50,000
Exercise price of $2.00                           March 1999            375,000
Exercise price of $1.25                           March 2001            150,000
Exercise price of $1.00                           August 1998            39,102
                                                                      ---------
                                                                      3,640,407
                                                                      =========

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

      In October 1992, the stockholders approved an employee stock purchase plan (the 1992 Plan), covering essentially all of the Company's employees except those owning directly or indirectly more than 5% of the Company's common stock. The 1992 Plan, as amended, has authorized 10,000 shares and specifies certain dates that eligible employees may subscribe to purchase stock. The exercise price shall be not less than 85% of the fair market value of the stock on enrollment date or exercise date, whichever is

                          TOPRO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      lower. During the year ended June 30, 1995, employees elected to purchase 2,992 shares. The Company executed these transactions on behalf of the employees through purchases on the open market.


14.   COMMITMENTS AND CONTINGENCIES:

      Leases - Vision leases equipment under leases which are classified as capital leases. The following is an analysis of leased equipment under capital leases at June 30, 1996:

           Equipment                                               $ 216,000
           Accumulated amortization                                   (2,000)
                                                                   ---------

                                                                   $ 214,000
                                                                   =========

      Amortization on equipment under capital leases charged to expense during 1995 and 1996 was $-0- and $2,000, respectively.

      The Company also leases office space and equipment under operating leases.

      Following is a schedule of future minimum lease payments for all leases:


                                                                    Capital            Operating
            Year Ended June 30,                                     Leases              Leases
            -------------------                                     ------             --------
       1997                                                        $  90,000          $  406,000
       1998                                                           81,000             364,000
       1999                                                           59,000             285,000
       2000                                                           39,000             132,000

       2001                                                           13,000              88,000
       Thereafter                                                      -                   -
                                                                   ---------          ----------
                                                                     282,000          $1,275,000
                                                                                      ==========

       Less amount representing interest                             (75,000)
                                                                   ---------
                                                                     207,000
       Current portion                                               (56,000)
                                                                   ---------


                                                                   $ 151,000
                                                                   =========

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

       3.3       Restated Articles of Incorporation. *

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

       10.17 Stock Purchase Agreement dated November 7, 1995 - regarding DMC shares. (G)

       10.18 Loan Agreement - Renaissance Capital Growth & Income Fund III, Inc. (B)

       10.19 Employment Agreement dated July 27, 1995 between the Registrant and E. Gregory Fisher (?)

       10.20 Employment Agreement dated February 21, 1996 between the Registrant and Jon E. Walker. (B)

       21.1      List of Subsidiaries.*

       27        Financial Data Schedule*

---------------
* Previously Filed.

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

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Topro, Inc.

Date: January 22, 1997                       By:  /s/ John P. Jenkins
----------------------                          ---------------------
                                                  John P. Jenkins
                                                  President and CEO


Date: January 22, 1997                       By:  /s/ Thomas Tennessen
----------------------                           ----------------------
                                                  Thomas Tennessen
                                                  Principal Accounting Officer