Form 10KSB40/A
period 1996-06-30
TOPRO INC
filed 1997-02-07
CIK 874263

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                             FORM 10-KSB/A No. 2



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

                                             Topro, Inc.


Date: February 7, 1997                       By:  /s/ John P. Jenkins

----------------------                          ---------------------
                                                  John P. Jenkins
                                                  President and CEO



Date: February 7, 1997                       By:  /s/ Thomas Tennessen

----------------------                           ----------------------
                                                  Thomas Tennessen
                                                  Principal Accounting Officer