Form 10QSB
period 1996-12-31
TOPRO INC
filed 1997-02-19
CIK 874263

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended                 December 31, 1996
                 -----------------------------------------------------------

[   ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

For the transition period from         to
                              ----------------------------------------------

Commission File Number               0-19167
                      ------------------------------------------------------


                                    TOPRO, INC.
            ---------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             COLORADO                                   84-1042227
   ---------------------------                  --------------------------
    (State of Incorporation)                     (IRS Employer ID Number)

 2525 West Evans Avenue                       Denver, Colorado       80219
-----------------------------------------    -------------------------------
(Address of principle executive offices)      (city)  (state)    (zip code)

                                  (303) 935-1221
                 -------------------------------------------------
                 Registrant's telephone number including area code

-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report)

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

                                 YES   X    NO
                                     ------    ------


The number of shares outstanding of the Registrant's $0.0001 par value common stock on February 14, 1997 was 9,657,023.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           TOPRO INC., AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                                  JUNE 30,      DECEMBER 31,
                                                                   1996            1996
                                                               ------------    ------------
                                    ASSETS
CURRENT ASSETS
        Cash                                                   $    236,000    $    546,000
        Receivables:
           Trade, net of allowance for doubtful accounts          6,801,000       8,478,000
           Refundable income taxes                                  222,000         143,000
           Other receivable                                          54,000          40,000
        Cost and estimated earnings in excess of billings on
               uncompleted contracts                              2,837,000       3,831,000
        Inventories                                                 148,000         288,000
        Prepaid expense                                             173,000         307,000
        Assets of discontinued operations                           526,000         237,000
                                                               ------------    ------------
                      Total current assets                       10,997,000      13,870,000

PROPERTY AND EQUIPMENT, AT COST:
        Building and land                                           850,000         850,000
        Furniture and equipment                                   2,516,000       2,753,000
        Leasehold improvements                                      743,000         765,000
                                                               ------------    ------------
                                                                  4,109,000       4,368,000
        Less accumulated depreciation                            (1,285,000)     (1,510,000)
                                                               ------------    ------------
                      Net property and equipment                  2,824,000       2,858,000

CAPITALIZED SOFTWARE COSTS, NET OF AMORTIZATION                     572,000       1,771,000

OTHER ASSETS
        Other assets                                                155,000         147,000
        Debt issuance costs, net of amortization                    354,000         382,000
        Excess of cost over fair value of net assets
        acquired, net of amortization                             5,111,000       8,132,000

TOTAL ASSETS                                                   $ 20,013,000    $ 27,160,000
                                                               ============    ============






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           TOPRO INC., AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                               JUNE 30,       DECEMBER 31,
                                                                 1996            1996
                                                             ------------    ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Line-of-credit                                       $  1,019,000    $  1,170,000
        Current portion of long-term debt:
        Related parties                                           230,000         193,000
        Financial institutions and other                          975,000       1,111,000
        Capital lease obligations                                  56,000          63,000
        Accounts payable                                        5,915,000       6,631,000
        Billings in excess of costs and estimated earnings
          on uncompleted contracts                              1,582,000       2,911,000
        Accrued expenses                                        2,155,000       1,441,000
        Deferred gain - bldg                                       24,000          24,000
                                                             ------------    ------------
                      Total current liabilities                11,956,000      13,544,000

LONG-TERM DEBT, NET OF CURRENT PORTION:
        Financial institutions and other                        4,859,000       6,231,000
        Capital lease obligations                                 151,000         148,000
                                                             ------------    ------------
                      Total long-term debt                      5,010,000       6,379,000

DEFERRED GAIN                                                      45,000          36,000

STOCKHOLDERS' EQUITY
        Preferred stock, par value $1.00 per share;
          authorized 10,000,000 shares; no shares
           issued
        Common stock, par value $.0001 per share;
         authorized 200,000,000 shares; 6,639,403 and
          9,556,189 issued and outstanding June 30 and
         December 31, 1996, respectively                            1,000           1,000
        Additional paid-in capital                              7,774,000      11,977,000
        Accumulated deficit                                    (4,773,000)     (4,777,000)
                                                             ------------    ------------
                      Total stockholders' equity                3,002,000       7,201,000

TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                     $ 20,013,000    $ 27,160,000
                                                             ============    ============




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           TOPRO INC., AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                         DECEMBER 31,                   DECEMBER 31,
                                                    1995            1996            1995            1996
                                                 ------------    ------------    ------------    ------------
REVENUES:
  Control systems integration                    $  2,927,000    $  8,137,000    $  5,377,000    $ 16,104,000
  Distributorship                                     335,000            --           608,000            --
                                                 ------------    ------------    ------------    ------------

                                                    3,262,000       8,137,000       5,985,000      16,104,000

COST OF SALES:
  Control systems integration                       2,099,000       5,598,000       3,701,000      10,680,000
  Distributorship                                     250,000            --           403,000            --
                                                 ------------    ------------    ------------    ------------

                                                    2,349,000       5,598,000       4,104,000      10,680,000

GROSS PROFIT                                          913,000       2,539,000       1,881,000       5,424,000

EXPENSES
  Sales expense                                       147,000         475,000         286,000       1,073,000
  General & administrative expense                    629,000       1,871,000       1,236,000       3,819,000
  Distributorship selling and other expenses          410,000            --           624,000            --
                                                 ------------    ------------    ------------    ------------

                                                    1,186,000       2,346,000       2,146,000       4,892,000

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of assets                        79,000           7,000          79,000           4,000
  Interest expense                                    (17,000)       (206,000)        (57,000)       (378,000)
  Other                                                 6,000           9,000           6,000          12,000
  Goodwill amortization                                  --           (87,000)           --          (174,000)
                                                 ------------    ------------    ------------    ------------
                                                       68,000        (277,000)         28,000        (536,000)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                       (205,000)        (84,000)       (237,000)         (4,000)

INCOME TAX BENEFIT (PROVISION):                             0               0               0               0

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations -              0               0               0               0
Sharp
  Loss on disposal - Sharp Electric                  (276,000)           --          (385,000)           --
                                                 ------------    ------------    ------------    ------------


NET INCOME (LOSS)                                ($   481,000)   ($    84,000)   ($   622,000)   ($     4,000)
                                                 ============    ============    ============    ============

PRIMARY EARNINGS PER SHARE:
  Continuing operations                                 (0.05)          (0.01)          (0.06)           0.00
  Discontinued operations
                                                        (0.07)           0.00           (0.11)           0.00
                                                 ------------    ------------    ------------    ------------
Net income (Loss):                               $      (0.12)   $      (0.01)   $      (0.17)   $       0.00
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                         3,891,354       7,796,321       3,703,898       7,221,023
                                                 ============    ============    ============    ============


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED
                                                                                 DECEMBER 31
                                                                            1995           1996
                                                                         -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
        Net Income (loss) from continuing operations                     $  (237,000)   $    (4,000)
        Adjustments to reconcile to net cash provided by (used in)
        operating activities
               Depreciation & Software amortization                           61,000        375,000
               Amortization of note costs                                     52,000
               Amortization of goodwill                                      174,000
               Allowance for doubtful accounts                                23,000         23,000
               Gain on sale of assets                                        (79,000)         4,000

        Changes in operating assets and liabilities: (Increase)
        decrease in:
               Accounts receivable - trade                                  (338,000)     2,346,000
               Other receivables                                             113,000         93,000
               Cost & estimated earnings in excess of billing                487,000         (5,000)
               Inventories                                                    43,000        (83,000)
               Prepaid expenses                                             (144,000)       (96,000)
               Other assets                                                   46,000         34,000

        Increase (decrease) in:
               Accounts payable                                             (130,000)    (2,227,000)
               Accrued expenses                                             (146,000)    (1,108,000)
               Billings in excess of costs & estimated earnings             (258,000)       (95,000)

Income (loss) from discontinued operations                                  (385,000)          --
               Change in assets - from discontinued operations - Sharp
               Electric                                                      109,000        288,000
                                                                         -----------    -----------

Net cash used in operating activities                                       (835,000)      (229,000)

CASH FLOW FROM INVESTING ACTIVITIES:
        Cash acquired in acquisition of ACS                                     --            3,000
               Acquisition costs of Subsidiary                                  --         (168,000)
               Purchase of equipment                                         (54,000)       (42,000)
               Capitalized software costs                                       --         (627,000)
               Purchase of certificate of deposit                           (350,000)          --
               Proceeds from the sale of investment                          350,000           --
               Investment in  notes receivable                               (83,000)        28,000
                                                                         -----------    -----------
Net cash used in investing activities                                       (137,000)      (806,000)
Continued next page





                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           TOPRO, INC., AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31
                                                         1995           1996
                                                      -----------    -----------
Continued from previous page:
CASH FLOW FROM FINANCING ACTIVITIES
   Principal (payments) increase on borrowings            501,000     (1,289,000)
   Deferred Note Costs                                                   (80,000)
   Proceeds from issuance of convertible debentures                    1,200,000
   Proceeds from issuance of notes payables                              150,000
   Proceeds from sale of stock                            427,000      1,364,000
                                                      -----------    -----------
 Net cash used in financing activities                    928,000      1,345,000

INCREASE (DECREASE) IN CASH                               (44,000)       310,000

CASH: BEGINNING OF PERIOD                                 171,000        236,000
                                                      -----------    -----------

CASH: END OF PERIOD                                   $   127,000    $   546,000
                                                      ===========    ===========





                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           TOPRO, INC. AND SUBSIDIARIES

                                   CONSOLIDATED
                           NOTES TO FINANCIAL STATEMENTS


1.      Interim Financial Information

               In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1996 and June 30, 1996 and the results of operations and statement of cash flows for the periods presented. Management believes all such adjustments are of a normal and recurring nature. The statements presented reflect the acquisitions of Advanced Control Technology, Inc. (ACT) acquired as of January 1, 1996; Vision Engineering (VEC) acquired as of May 1, 1996 and All-Control Systems (ACS) acquired as of December 1, 1996 for the period subsequent to the acquisition dates. The acquisition of ACT, VEC and ACS were recorded on the purchase method of accounting and no results for previous years are recorded in the 1995 periods. The results of operations for the six month periods ending December 31, 1996 and 1995 are not necessarily indicative of results to be expected for the full year.

               The following unaudited pro forma summary combines the consolidated results of operations of the Company, ACT, Vision, and ACS as if the acquisitions had occurred at July 1, 1995 and 1996, with pro forma adjustments to give effect to amortization of goodwill, depreciation, and interest expense on debt incurred in connection with the acquisitions. The pro forma summary is not necessarily indicative of future operations or the results that would have occurred had the transactions been consummated at the beginning of the periods indicated.

                                             FOR THE SIX MONTHS ENDED
                                                  DECEMBER 31,
                                               1995            1996
                                           ------------    ------------
(Unaudited)
Net revenues                               $ 18,915,000    $ 23,417,000
       Net income (loss)                     (2,286,000)        514,000

Income (loss) per share                    ($     62.00)   $       0.07
-----------------------------------------------------------------------

2.Trade Receivables

  The following information summarizes trade receivables:

                                        JUNE 30,      DECEMBER 31,
                                          1996           1996
                                       -----------    -----------
Contract receivables:
  Completed contracts                  $   869,000    $ 2,393,000
  Uncompleted contracts                  5,812,000      6,053,000
  Retainage                                497,000      1,309,000
                                       -----------    -----------

                                         7,178,000      9,755,000
Less allowance for doubtful accounts      (377,000)    (1,277,000)
                                       -----------    -----------

                                       $ 6,801,000    $ 8,478,000
                                       ===========    ===========



3. Costs and Estimated Earnings on Uncompleted Contracts:

   The following information is applicable to uncompleted contracts:

                                                    JUNE 30,       DECEMBER 31
                                                      1996            1996
                                                   ------------    ------------
Costs incurred on uncompleted contracts            $ 32,071,000    $ 44,138,000
Estimated earnings                                    2,282,000       7,172,000
                                                   ------------    ------------
                                                     34,353,000      51,310,000
Less billings to date                               (33,098,000)    (50,390,000)
                                                   ------------    ------------
                                                   $  1,255,000    $    920,000
                                                   ============    ============
These amounts are included in accompanying
    balance sheets under the following captions:
Costs and estimated earnings in excess of
    billings on uncompleted contracts              $  2,837,000    $  3,831,000

Billings in excess of costs and estimated
    earnings on uncompleted contracts                (1,582,000)     (2,911,000)
                                                   ------------    ------------
                                                   $  1,255,000    $    920,000
                                                   ============    ============

4. Line-Of-Credit and Long-Term Debt:

                                                                                  JUNE 30,     DECEMBER  31,
                                                                                     1996         1996
                                                                                  ----------   ----------
Lines-of-credit:

VEC has a $650,000 line-of-credit pursuant to a loan agreement with a financial institution, collateralized by substantially all assets of VEC, with interest at prime plus 2% (total of 10.25% at June 30 and December 31, 1996). The line
expires in June 1997 and requires monthly principal payments of $17,000.          $  583,000   $  450,000

ACT has a $500,000 line-of-credit pursuant to a loan agreement with a financial institution collateralized by substantially all assets of ACT and a deed of trust on the real property, with interest at prime plus 2.5% (total of 10.75%
at June 30, 1996 and December 31, 1996). The line expires in February 1997. A
request has been made to extend the term until August 1997.                          436,000      320,000

ACS has a $1,600,000 line of credit pursuant to a loan agreement with a financial institution collateralized by substantially all assets of ACS, and guaranteed by a stockholder, with interest at prime plus 1.5% (total of 9.75%
at December 31, 1996). The debt at December 31, 1996 was due upon demand. On
February 10, 1997, pursuant to the acquisition of ACS by the Company, the loan agreement was amended to a term loan of $1,000,000 with interest at prime
plus 3%.                                                                                --      1,100,000
                                                                                  ----------   ----------

               Total Lines-of-Credit                                               1,019,000    1,870,000
                                                                                  ==========   ==========

Related Party:

Notes payable to an officer and a director of the Company at
10% interest payable semiannually, due on demand, unsecured.                          80,000       80,000

Notes payable to a director and former majority stockholders of VEC, with
interest at 8%, monthly payments of $10,000, unsecured.                              130,000       93,000

Note payable to relatives of a director and former majority stockholders of
VEC, interest payable quarterly at 10%, unsecured.                                    20,000       20,000
                                                                                  ----------   ----------
               Total Related Party                                                $  230,000   $  193,000
                                                                                  ==========   ==========

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     1996          1996
                                                                                  -----------   -----------
Long-term 9% convertible debentures dated February 21, March 7, June 1, 1996 and October 30, 1996 with a small business investment fund. Outstanding borrowings bear interest at 9% and interest is payable monthly. If the debenture is not sooner redeemed or converted, a mandatory principal redemption is due beginning March 1, 1999 in the amount of 1% of the then remaining principal amount outstanding. $4,700,000 of the debenture is convertible into the Company's common stock at $1.50 per share. The loan is collateralized by all the assets of Topro, ACT, MDCS and ACS. The loan has certain restrictive
covenants described in the liquidity section below.                                 3,500,000     4,700,000

Term loan pursuant to a loan agreement with a financial institution collateralized by substantially all assets and a deed of trust on the real property of ACT. Monthly payments of $11,000 for principal and interest are due, interest at prime plus 2.5% (total of 10.75% at June 30, 1996 and December
31, 1996). The loan has a balloon payment on the unpaid balance due August 1997.      474,000       435,000

Mortgage note payable to a bank, due in monthly installments of $2,941 including interest at 11%, a balloon payment of remaining balance is due
November 1, 2001, collateralized by a first deed of trust on ACT's land
and building.                                                                         241,000       259,000

Four year promissory note bearing interest at 8% payable to ElectroCom
Automation. Monthly payments of $6,103 are due beginning May 1, 1996. The
promissory note is collateralized by a second position on the real estate of ACT.     262,000       214,000


Senior convertible notes, 10% interest payable semiannually on December 31 and
March 31. Due March 2000. The notes are convertible into units consisting of one share of common stock and one warrant at the rate of $.67 per unit. The warrants are exercisable to purchase one share of common stock at $1.00,
expiring the earlier of 3 years from date of conversion or December 31, 2001.         350,000       350,000


                                                                                     JUNE 30,       DECEMBER 31,
                                                                                      1996                1996
                                                                                  --------------    --------------
Term loan payable to a bank, with a variable interest adjusted quarterly based on prime plus 2.75% (total of 11.0% at June 30 and December 31, 1996), collateralized by a second security interest on substantially all assets of
VEC, guaranteed by the SBA and personally guaranteed by a stockholder, which personal guarantee is collateralized by a third deed on the stockholder's residence, payable in monthly principal payments of $7,000, adjusted quarterly,
through September 2002.                                                                  324,000           283,000

Term loan payable to a bank, with a variable interest rate at prime plus 2%
(total of 10.25% at June 30 and December 31, 1996), collateralized by equipment and leasehold improvements of VEC, due on demand or if no demand, payable in
monthly installments of $7,000 plus interest through April 1998.                         153,000           112,000

Non-interest bearing note payable to ACT's legal counsel payable over 30 months at $5,000 monthly beginning April 1, 1996. The note has been discounted using
an effective interest rate of 10.25%.                                                    121,000           108,000

Various notes payable and capital leases, due in maximum monthly installments
totaling $1,526 through March 1998, collateralized by equipment and vehicles.             34,000            46,000

Capital lease obligations secured by equipment of VEC.  The
leases are of varying length and vary in imputed interest of
12% - 22%.  The monthly installments total $ 10,000.                                     207,000           196,000

12% unsecured subordinated promissory notes series 1996-A is due along with accrued interest on March 8, 1997. The Company will pay the lender a fee of
2,500 shares of common stock per $50,000 of the principal sum. $100,000 of the notes were extended until March 8, 1997 in consideration for 10,000 shares of the Company's common stock. In January 1997 $50,000 was repaid. Upon the event of default, the shares will convert at one share per $.50 of principal and
accrued interest.                                                                           --             150,000
                                                                                  --------------    --------------
               Total                                                              $    6,041,000    $    8,916,000
                                                                                  --------------    --------------

        Less current portion                                                          (1,031,000)       (2,537,000)
                                                                                  --------------    --------------


        Long-term portion                                                         $    5,010,000    $    6,379,000
                                                                                  ==============    ==============

                             TOPRO, INC. SUBSIDIARIES

                                   CONSOLIDATED
                           NOTES TO FINANCIAL STATEMENTS

5. Discontinued Operations

     Sharp Electric Construction Co. Inc. - was discontinued in fiscal 1995, all remaining backlog has been executed. The remaining suppliers and subcontractors on these projects must be covered out of the remaining billings to be collected on these projects. The anticipated cash impact of the remaining negotiations will not be material.

     Tech Sales, Inc. - was discontinued in December 1995. The results of the distributorship operations are included on the statement of operations for the six months ended December 31, 1995.

6. Earnings per Share

     Earnings per share are computed on the basis of the weighted average number of common shares outstanding during the period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     In September and October of 1996 the Company issued $150,000 12% unsecured subordinated promissory note Series 1996-A, and 7.500 shares of common stock as loan origination fees. The notes were due November 8, 1996 but could be extended for successive 30 days periods to February 8, 1997 upon payment of
7.500 shares of common stock. In January 1997 $50,000 of the notes were repaid. $100,000 of the notes were extended until March 8, 1997 in consideration of 10,000 shares of common stock. Upon event of default the notes were to convert at one share per $.50 of principal and accrued interest. In connection with the extension of $50,000 of the notes, the terms were renegotiated so that this note is convertible at $1.50 per share. A total of 32,500 shares of the Company's common stock has been issued to the note holders.

     On October 30, 1996 the Company issued $1,200,000, 9% convertible debentures to Renaissance Capital Growth & Income Trust, PLC to provide working capital funding. This indebtedness is collateralized by a security interest in the assets of the Company including assets of ACT, MDCS, TSI, VEC, and Topro, Inc. The Company also pledged the shares of its subsidiaries ACT and VEC to secure repayment of the debenture, and agreed to pledge the assets and shares of its subsidiary ACS when that company was acquired. Interest on the unpaid principal balance is due monthly beginning November 1, 1996. Mandatory monthly principal installments, if the debenture is not sooner redeemed or converted, are due commencing on March 1, 1999, in principal installments of $10 per $1,000 of the then remaining principal amount. The outstanding principal amount of this debenture is redeemable at 120% of par if the closing bid price for the Company's common stock averages at least $5.00 for 20 consecutive trading days and is supported by a minimum of $0.25 in net earnings per share. The conversion price is $ 1.50 per share on $1,200,000 of the principal amount of the convertible debentures.

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

     The convertible debenture requires certain financial covenants. The Company has received a waiver through January 1, 1998. These covenants now consist of debt to equity ratio of less than 3 to 1, current ratio of no less than 1 to 1, minimum tangible net worth of not less than a negative $1,400,000, and times interest earned on the basis of EBITDA of at least 2.5 to 1. The Company is in compliance with the waived covenants at December 31, 1996.

     On November 27, 1996, the Company closed a private offering of 700,000 shares of its Common Stock to institutional and accredited investors. Net proceeds to the Company after legal and broker fees netted the Company approximately $970,000. Proceeds were used for working capital and repayment of short term debt. The purchasers of the Shares were granted certain registration rights with respect to the Shares. If the Company fails to have a registration statement registering the Shares effective by February 1, 1997 the holders of the shares will be issued warrants to purchase one share of common stock for every ten shares purchased in this offering. The penalty warrants will be exercisable for two years from the date of issuance at a price equal to the average closing bid price of the common stock for the five business days prior to the issuance dates. The Company was required to issued 70,000 warrants to purchase the Company's common stock due to the registration not yet being effective.

     In November 1996 the Company had a request from the 8% 270 Day convertible debentures to convert the notes to the Company's common stock. The debenture were converted at the rate of one share per $1.75 of principal.

CASH FLOW

     For the six months ending December 31, 1996, the Company's cash increased $310,000. FUNDS WERE PROVIDED from profits from continuing operations inclusive of non cash charges totaling $624,000 for depreciation, amortization of note costs, goodwill, reserve for bad debts, and loss on sale of assets. Decreases in trade, other receivables, other assets and reduction in assets of the discontinued operations of Sharp Electric, added $2,761,000 for a source of funds totaling $3,385,000. FUNDS WERE USED to finance increases in costs and estimated earnings in excess of billings, inventories, prepaid expenses, and decreases in accounts payables, accrued expenses, billings in excess of costs and estimated earnings totaling $3,614,000. INVESTMENTS were made in capital equipment ($42,000), capitalized software development costs ($627,000), and cash expended (and acquired) in the acquisition of a new subsidiary ($165,000) less the receipt of a note receivable for $28,000, for a total of $806,000. FINANCING ACTIVITIES from short and long term debt, required $89,000 and a private placement of a note, less deferred note costs generated $70,000 Proceeds from sale of common stock generated $1,364,000.

     The Company has no material commitments for external capital expenditures, however it will continue to capitalize software development costs consistent with its strategy of the development of discrete products for specific markets.

  RESULTS OF OPERATIONS FOR THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE
                       THREE MONTHS ENDED DECEMBER 31, 1995

     The statement of operations contains 1995 detail on the distributing business that was discontinued on December 31, 1995. The following analysis discusses only the continuing operations of the Company.

     REVENUES increased by $5,210,000 or 178% to $8,137,000 in the 1996 period versus revenue of $2,927,000 in 1995. The increase is associated with the acquisition of three wholly-owned subsidiaries: Advanced Control Technology, Inc. ("ACT"), acquired as a purchase as of January 1, 1996, had revenue for the current quarter of $1,514,000; Vision Engineering Corp. ("VEC"), acquired also as a purchase as of May 1, 1996, added revenue of $2,259,000 during the quarter. and All Control Systems, Inc. (ACS), acquired also as a purchase as of December 1, 1996, added revenue of $1,565,000. Topro Systems Integration, Inc. ("TSI") had a decrease in revenue of $167,000, from $2,386,000 in 1995 to $2,219,000 in 1996. Management, Design and Consulting Services, Inc.'s ("MDCS") revenue for the three months ended December 31, 1996 was $580,000, an increase of $39,000 over the comparable period in 1995 ($541,000).

     GROSS PROFIT MARGIN in the current quarter was 31% of revenue ($2,537,000) compared to 28% ($828,000) for the three months ended December 31, 1995. The additions of ACT, VEC, and ACS contributed $1,988,000 to the increased gross margin $558,000 from ACT (37% of revenue), $917,000 from VEC.(41% of revenue), and $513,000 from ACS (32% of revenue). TSI's gross profit margin was 16% , a decrease from 25% in the previous year bringing $349,000 in dollar gross profit as compared to $595,000 in 1995. MDCS had a gross profit margin of 35% ($200,000) in the three months ended December 31, 1996 as compared to 43% ($233,000) in the 1995 period. The improvement of gross margin percentage of three points is attributable to the higher range ( 33% to 41%) of margins in each of the Company's new subsidiaries. The margin, however, is lower than the six months ended December 31, 1996 (see below) primarily because of losses on a number of waste water projects, now substantially completed, included in TSI's results for the second quarter. MDCS's gross margin decreased due to two large jobs with lower than normal levels of earnings due to higher material content. One project is substantially completed while the other will affect the margins in the third and fourth quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) increased $1,570,000 from $776,000 in the 1995's second quarter to $2,346,000 in the 1996 period. The acquisitions accounted for $1,770,000 of the increase,( $547,000 from ACT, $849,000 from VEC and $374,000 from ACS). TSI's SG&A decreased 35% ($221,000) from $623,000 in 1995's second quarter to $402,000 currently. MDCS increased $22,000 from $152,000 to $174,000 currently. SALES EXPENSES increased $328,000 from $147,000 in 1995 to $475,000 in 1996.
Significant increases are associated with the ACT acquisition resulting in $190,000 additional costs, with the VEC acquisition adding $42,000 currently, and with the ACS acquisition adding $95,000. The selling expense for Topro decreased by $24,000 for the period. MDCS's sales expense was $25,000 for the three months ended December 31, 1996. MDCS did not allocate sales expense in the 1995 quarter. GENERAL AND ADMINISTRATIVE EXPENSE increased $1,242,000, from $629,000 in the 1995 period compared to $1,871,000 currently. Of this increase $357,000 is associated with the ACT purchase, $807,000 is from the acquisition of VEC and $279,000 from the acquisitions of ACS.. TSI's expense in the three months ended December 31, 1996 deceased $197,000 to $279,000 from $476,000 in the 1995 period. MDCS G&A decreased $4,000 in the current quarter compared to $153,000 in 1995. It should be noted that the decrease in TSI expense is attributable to allocations to the other subsidiaries. On the other hand the assimilation of three new subsidiaries in less than a year has added, in the short run, to the overall expenses of the Company.

     GOODWILL AMORTIZATION resulting from the acquisitions totaled $87,000.

     INTEREST EXPENSE increased $189,000 in the three months ended December 31, 1996 from $17,000 in 1995 to $206,000 in 1996. $123,000 of the increase is attributable to the inclusion of the acquired subsidiaries, ACT ($64,000), VEC ($45,000), and ACS ($14,000). TSI accounted for $66,000 of the increase from $17,000 in 1995 to $83,000 in 1996. As of December 31, 1996 there is $1,324,000 of short and long term debt carried by ACT, $1,154,000 by VEC, $1,145,000 by ACS and $5,293,000 by the parent company, for a total of $8,916,000. MDCS has no short or long term debt.

     OTHER INCOME decreased $69,000 in the three months ended December 31, 1996 over the same period in 1995. There was a $79,000 gain from the sale of assets in the 1995 period.

     LOSS OF THE CONTROL SYSTEMS OPERATIONS was $84,000 for the three months ended December 31, 1996, compared to $120,000 profit in the 1995 period, a decrease of $204,000. The net income from the acquired subsidiaries ACT, VEC and ACS total $14,000 ($93,000 loss from ACT, $18,000 loss from VEC and $125,000 profit from ACS) while TSI had a decrease of $165,000 from the $39,000 earned in 1995 (a net loss of $126,000 in the current quarter). The losses during the quarter at TSI can be attributed to the sharp decrease in gross margin discussed above. MDCS earned $26,000 in the current period, a net decrease of $55,000 from the $81,000 earned in the three months ended December 30, 1995.

     LOSS FROM CONTINUING OPERATIONS inclusive of the distribution business (Tech Sales, Inc.), which was discontinued in 1995, resulted in a loss of $204,000 for 1995. This compares with a loss of $84,000 for the three months ended December 31, 1996 or an improvement of $118,000. The distribution business contributed a net loss in the period ended December 31, 1995 of $325,000.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995


     The statement of operations contains 1995 detail on the distributing business that was discontinued on December 31, 1995. The following analysis discusses only the continuing operations of the Company.

     REVENUES increased by $10,727,000 or 200% to $16,104,000 in the six months ended December 31,1996 as compared to revenue of $5,377,000 in 1995. The increase is associated with the acquisition of three wholly-owned subsidiaries:
Advanced Control Technology, Inc. ("ACT"), acquired as a purchase as of January 1, 1996, had revenue for the current six month period of $3,875,000; Vision Engineering Corp. ("VEC"), acquired also as a purchase as of May 1, 1996, had revenue of $4,740,000 during the six month period and All-Control Systems, Inc.
(ACS), acquired also as a purchase as of December 1, 1996, added revenue in 1996 of $1,565,000. Topro Systems Integration, Inc. ("TSI") had an increase in revenue of $472,000, from $4,517,000 in 1995 to $4,989,000 in 1996. Management,
Design and Consulting Services, Inc.'s ("MDCS") revenue for the six months ended December 31, 1996 was $935,000, an increase of $75,000 over the comparable period in 1995 ($860,000). The Company's order backlog at December 31, 1996 was $13,986,000 ($4,271,000 in TSI, $4,070,000 in ACT, $443,000 in
VEC, $4,898,000 in ACS and $304,000 in MDCS). This compares to a total backlog of $ 8,837,000 as of June 30, 1996.

     GROSS PROFIT MARGIN in the current period was 34% of revenue ($5,424,000) compared to 31% ($1,676,000) for the six months ended December 31, 1995. The additions of ACT, VEC, and ACS contributed $4,013,000 to the increased gross margin: $1,228,000 from ACT ( 32% of revenue), $2,271,000 from VEC (48% of revenue), and $515,000 from ACS (33% of revenue ). TSI's gross profit margin was 22% ($1,078,000), a decrease from 29% in the previous year ($1,297,000). MDCS had a gross profit margin of 36% ($332,000) in the six months ended December 31, 1996 as compared to 44% ($379,000) in the 1995 six month period. The improvement of gross margin percentage of two points in attributable to the higher range (32% to 48%) of margins in each of the Company's subsidiaries. TSI's gross margin decrease is attributed to a number of waste-water projects that have not performed well. They are substantially completed at the end of the second quarter. MDCS's gross margin decreased due to two large jobs with lower than normal levels of earnings. One project is substantially completed while the other will affect the margins in the third and fourth quarter.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A) increased $3,370,000 from $1,522,000 in the 1995 period to $4,892,000 in the six months ended December 31, 1996. The acquisitions accounted for $3,338,000 of the increase,($ 1,045,000 from ACT, $1,918,000 from VEC and $375,000 from ACS). TSI's SG&A decreased $51,000 from $1,271,000 in the 1995 period to $1,220,000 currently. MDCS increased $83,000 from $251,000 to $334,000. SALES EXPENSES increased $786,000 from $286,000 in 1995 to $1,073,000 in 1996. Significant increases are associated with the ACT acquisition resulting in $393,000 additional costs, with the VEC acquisition adding $249,000 currently, and with the ACS acquisition adding $95,000. The selling expense for Topro increased by $3,000 to $289,000 as compared to $286,000 in 1995. MDCS's sales expense was $47,000 in the six month period ending December 31, 1996. There was no selling expense allocated by MDCS in the 1995 period. GENERAL AND ADMINISTRATIVE EXPENSE increased $2,584,000, from $1,235,000 in the 1995 period compared to $3,819,000 currently. Of this increase $652,000 is associated with the ACT purchase, $1,669,000 is from the acquisition of VEC and $279,000 from the acquisition of ACS. TSI's expense in the six months ended December 31, 1996 decreased $53,000 to $931,000 from $984,000 in the 1995 period. MDCS operations accounted for $37,000 of the increase as its G&A was $288,000 in the current period compared to $250,000 in 1995. It should be noted that the decrease in TSI expense is attributable to allocations to the other subsidiaries. On the other hand the assimilation of three new subsidiaries in less than a year has added, in the short run, to the overall expenses of the Company

     GOODWILL AMORTIZATION resulting from the acquisitions totaled $174,000.

     INTEREST EXPENSE increased $322,000 in the six months ended December 31, 1996 from $57,000 in 1995 to $379,000 in 1996. $254,000 of the increase is attributable to the inclusion of the acquired subsidiaries, ACT ($153,000), VEC ($87,000), and ACS ($14,000). TSI accounted for $68,000 of the increase from $57,000 in 1995 to $125,000 in 1996. As of December 31, 1996 there is
$1,324,000 of short and long term debt carried by ACT, $1,154,000 by VEC, $785,000 by ACS and $5,293,000 by the parent company. MDCS has no short or long term debt.

     OTHER INCOME decreased $69,000 in the six months ended December 31, 1996 over the same period in 1995. There was a $79,000 gain from the sale of assets in the 1995 period.

     LOSSES OF THE CONTROL SYSTEMS OPERATIONS was $4,000 for the six months ended December 31, 1996, compared to a profit of $183,000 in the 1995 period, a decrease of $187,000. The net income from ACT, VEC and ACS total $253,000 ( a loss of $52,000 from ACT, $178,000 profit from VEC and $127,000 profit from
ACS) while TSI had an earnings decrease of $310,000 from the $55,000 profit earned in 1995 (to a net loss of $255,000 in the current six months ended December 31, 1996). MDCS lost $2,000 in the current period, a net decrease of $130,000 from the $128,000 earned in the six months ended December 30, 1995.

     LOSS FROM CONTINUING OPERATIONS inclusive of the distribution business(Tech Sales, Inc., which was discontinued in 1995), resulted in a loss of $237,000 for 1995. This compares with a loss of $4,000 for the six months ended December 31, 1996 an improvement of $233,000. The distribution business contributed a net loss in the period ended December 31, 1995 of $419,000.

  PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

             Not applicable

     Item 2. Changes in Securities

             Not applicable

     Item 3. Defaults Upon Senior Securities

             Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

             Not applicable

     Item 5. Other Information

             Kevin Fallon, formerly president and CEO of ACS closed by the Company on February 7, 1997, has been elected Vice President and Chief Operating Officer of Topro, Inc. and will be employed for an initial term expiring February 6, 1999.

     Item 6. Exhibits and Reports on Form 8-K

             a)     Exhibits

                    10.1 Employment Agreement with Kevin Fallon. Filed herewith

                    10.2 Press release dated February 19, 1997. Filed herewith

                    10.3 Press release dated February 19,1997. Filed herewith

                    11.1 Computation of Earnings per Share.

                    27   Financial Data Schedule.

             b) Reports on From 8-K. During the quarter covered by this report, the Company filed the following reports on Form 8-K.

                    Form 8-K dated November 27, 1996 reporting information pursuant to Item 5 was filed on December 13, 1996. No financial statements were required. Form 8-K dated
                    December 18, 1996 reporting information pursuant to Item 5 was filed on December 18, 1996. No financial statements were required.

                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TOPRO, INC.
                                     (Registrant)



Date: February 19, 1997               /s/  John Jenkins
     --------------------            ---------------------------------------
                                     John Jenkins
                                     President, Chief Executive Officer
                                     And Principal Financial and Accounting
                                     Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.1           Employment Agreement with Kevin Fallon. Filed herewith

10.2           Press release dated February 19, 1997. Filed herewith

10.3           Press release dated February 19,1997. Filed herewith

11.1           Computation of Earnings per Share.

27             Financial Data Schedule.