Form 10QSB
period 1997-03-31
TOPRO INC
filed 1997-05-15
CIK 874263

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Period Ended       MARCH 31, 1997
                 -----------------------------------

[    ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934

For the transition period from                                  to


Commission File Number                                    0-19167



                                        TOPRO, INC.
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                COLORADO                                 84-1042227
    -------------------------                     --------------------------
    (State of Incorporation)                       (IRS Employer ID Number)

         2525 WEST EVANS AVENUE                        DENVER, COLORADO 80219
-----------------------------------------        -----------------------------
(Address of principal executive offices)         (city)     (state)  (zip code)

                               (303)  935-1221
                      ----------------------------------------
                  Registrant's telephone number including area code

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES      X                     NO
                                           ----                           ----
Transitional Small Business Disclosure format (check one):

YES                            NO    X
           ------                 --------
The number of shares outstanding of the Registrant's $0.0001 par value common stock on May 14, 1997 was 11,708,473.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.


                                     TOPRO, INC.


                             CONSOLIDATED BALANCE SHEETS


                                                                     March 31, 1997  March 31, 1997
                                                       June 30,1996   (Historical)     (Pro forma)
---------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                ASSETS
    CURRENT ASSETS:
      Cash                                               $  236,000     $  30,000    $  1,230,000
      Receivables:
         Trade, net of allowance for doubtful accounts    6,801,000     9,387,000       9,387,000
         Refundable income taxes                            222,000         3,000           3,000
         Other receivables                                   54,000        20,000          20,000
      Costs and estimated earnings in excess of
         billings on uncompleted contracts                2,837,000     6,852,000       6,852,000
      Inventories                                           148,000       302,000         302,000
      Prepaid expenses                                      173,000       310,000         310,000
      Assets of discontinued operations                     526,000       180,000         180,000
---------------------------------------------------------------------------------------------------
           Total current assets                          10,997,000    17,084,000      18,284,000

    PROPERTY AND EQUIPMENT, AT COST:
        Building and land                                   850,000       850,000         850,000
        Furniture and equipment                           2,516,000     2,863,000       2,863,000
        Leasehold improvements                              743,000       765,000         765,000
---------------------------------------------------------------------------------------------------
                                                          4,109,000     4,478,000       4,478,000
        Accumulated depreciation                         (1,285,000)   (1,768,000)     (1,768,000)
---------------------------------------------------------------------------------------------------
           Net property and equipment                     2,824,000)    2,710,000       2,710,000

    CAPITALIZED SOFTWARE COSTS, NET OF AMORTIZATION         572,000     2,009,000       2,009,000

    OTHER ASSETS
        Other assets                                        155,000       254,000         254,000
        Debt issuance costs, net of amortization            354,000       437,000         437,000
        Excess of cost over fair value of assets
           acquired, net of amortization                  5,111,000     8,380,000       8,380,000
---------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                           $20,013,000   $30,874,000     $32,074,000
---------------------------------------------------------------------------------------------------





 The accompanying notes are an integral part of the consolidated financial statements.

                                     TOPRO, INC.

                             CONSOLIDATED BALANCE SHEETS

                                                               June 30,1996    March 31, 1997   March 31, 1997
                                                                                (Historical)        (Pro forma)
---------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Line of credit                                                 $  1,019,000       $  492,000       $  492,000
 Current portion of long-term debt:
     Related parties                                                 230,000          173,000          173,000
     Financial institutions and other                                975,000        1,739,000        1,739,000
     Capital lease obligations                                        56,000           75,000           75,000
    Accounts payable                                               5,915,000        8,038,000        6,838,000
    Billings in excess of costs and estimated earnings
         on uncompleted contracts                                  1,582,000        4,057,000        4,057,000
    Accrued expenses                                               2,155,000        1,770,000        1,770,000
    Deferred gain                                                     24,000           24,000           24,000
---------------------------------------------------------------------------------------------------------------
       Total current liabilities                                  11,956,000       16,368,000       15,168,000

LONG-TERM DEBT, NET OF CURRENT PORTION
     Financial institutions and other                              4,859,000        5,376,000        5,376,000
     Capital lease obligations                                       151,000          146,000          146,000
---------------------------------------------------------------------------------------------------------------
       Total long-term debt                                        5,010,000        5,522,000        5,522,000

DEFERRED GAIN                                                         45,000           30,000           30,000

STOCKHOLDERS' EQUITY:
     Preferred stock, par value $.0001 per share; authorized
          10,000,000 shares, no shares issued, 100,000 pro forma        --             --                 --
     Common stock, par value $.0001 per share; authorized
          200,000,000  shares; 6,639,403 and 10,747,907
          issued and outstanding June 30, 1996 and
          March 31, 1997, respectively                                 1,000            1,000            1,000
     Additional paid-in capital                                    7,774,000       13,237,000       15,637,000
     Accumulated deficit                                          (4,773,000)      (4,284,000)      (4,284,000)
---------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                 3,002,000        8,954,000       11,354,000

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $20,013,000      $30,874,000      $32,074,000
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------



                     The accompanying notes are an integral part of the
                              consolidated financial statements.

                                     TOPRO, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                  Three months ended           Nine months ended
                                                       March 31,                  March 31,
                                                   1996         1997          1996          1997
----------------------------------------------------------------------------------------------------
REVENUES:
  Control systems integration                 $  5,859,000   $11,183,000   $11,236,000   $27,287,000

COST OF SALES:
  Control systems integration                    4,852,000     7,049,000     8,552,000    17,730,000
----------------------------------------------------------------------------------------------------

GROSS PROFIT                                     1,007,000     4,134,000     2,684,000     9,557,000

EXPENSES:
  Sales expenses                                   394,000       695,000       681,000     1,768,000
  General and administrative expenses              937,000     2,438,000     2,135,000     6,255,000
  Distributorship selling and other expenses        65,000         --          483,000         --
----------------------------------------------------------------------------------------------------
                                                 1,396,000     3,133,000     3,299,000     8,023,000

OTHER INCOME (EXPENSE):
  Gain on sale of assets                             6,000         --           85,000         7,000
  Interest expense                                 (53,000)     (402,000)     (148,000)     (780,000)
  Other                                             47,000        46,000        53,000        54,000
  Goodwill amortization                              --         (152,000)        --         (326,000)
----------------------------------------------------------------------------------------------------
                                                     --         (508,000)      (10,000)   (1,045,000)
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                            (389,000)      493,000      (625,000)      489,000

INCOME TAX BENEFIT (PROVISION)                       --            --            --            --

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations         --            --            --            --
  Loss on disposal                                (665,000)        --       (1,051,000)        --
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                              $(1,054,000)   $  493,000   $(1,676,000)   $  489,000
----------------------------------------------------------------------------------------------------

PRIMARY EARNINGS PER SHARE:
  Continuing operations                        $     (0.10)   $     0.05   $     (0.16)   $     0.05
  Discontinued operations                            (0.16)         0.00         (0.26)         0.00
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS):                             $     (0.26)   $     0.05   $     (0.42)   $     0.05
----------------------------------------------------------------------------------------------------

FULLY DILUTED EARNINGS PER SHARE:
  Continuing operations                        $     (0.10)   $     0.04   $     (0.16)        n/a
  Discontinued operations                            (0.16)         0.00         (0.26)        n/a
----------------------------------------------------------------------------------------------------
NET INCOME (LOSS):                             $     (0.26)   $     0.04   $     (0.42)        n/a
----------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                4,016,000    10,750,000     4,016,000     9,131,000
----------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part of the
                         consolidated financial statements.

                                     TOPRO, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                        NINE MONTHS ENDED MARCH 31,
                                                           1996            1997
------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net cash flows from operating activities           $(2,161,000)    $  (988,000)
------------------------------------------------------------------------------------
Net cash used in operating activities                    (2,161,000)       (988,000)
------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
       Cash acquired in acquisitions of subsidiaries        191,000           3,000
       Acquisition costs of subsidiaries                   (304,000)       (381,000)
       Purchase of equipment                                   --          (152,000)
       Capitalized software costs                              --          (865,000)
       Purchase of certificate of deposit                  (350,000)           --
       Proceeds from the sale of investment                 350,000            --
       Proceeds from issuance of notes receivable            42,000          28,000
------------------------------------------------------------------------------------
Net cash used in investing activities                       (71,000)     (1,367,000)
------------------------------------------------------------------------------------

CASH FLOW  FROM FINANCING ACTIVITIES:
       Principal payments on borrowings and notes, net     (537,000)       (634,000)
       Deferred note and other financing costs                 --          (158,000)
       Proceeds from issuance of convertible debentures   2,500,000       1,200,000
       Proceeds from issuance of notes payables                --           150,000
       Proceeds from sale of stock                          458,000       1,591,000
------------------------------------------------------------------------------------
Net cash provided by financing activities                 2,421,000       2,149,000
------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                 189,000        (206,000)

CASH, BEGINNING OF PERIOD                                   171,000         236,000
------------------------------------------------------------------------------------

CASH, END OF PERIOD                                     $   360,000     $    30,000
------------------------------------------------------------------------------------






                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                                 TOPRO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   INTERIM FINANCIAL INFORMATION.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and June 30, 1996 and the results of operations and cash flows for the periods presented. Management believes all such adjustments are of a normal and recurring nature. The consolidated financial statements include the accounts of Topro, Inc. (Topro), Management, Design & Consulting Services, Inc. (MDCS) and the acquisitions of Advanced Control Technology, Inc. (ACT), acquired as of January 1, 1996; Vision Engineering Corporation (VEC), acquired as of May 1, 1996 and All Control Systems, Inc. (ACS), acquired as of December 1, 1996. The acquisitions of ACT, VEC and ACS were recorded under the purchase method of accounting and accordingly, no results are presented for periods prior to their acquisition. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

The unaudited pro forma balance sheet presented at March 31, 1997 reflects the following pro forma adjustments: The exercise of 950,566 warrants to purchase 939,719 common shares which occurred between April 1 and 11, 1997, and the sale of 100,000 shares of Series A Convertible Preferred Stock and 300,000 Common Stock Purchase Warrants which occurred on April 29, 1997, both of which are more fully explained in Note 4.

The following unaudited pro forma summary combines the consolidated results of operations of the Company, ACT, VEC, and ACS as if the acquisitions had occurred at July 1, 1995 and 1996, with pro forma adjustments to give effect to amortization of goodwill, depreciation, and interest expense on debt incurred in connection with the acquisitions. The pro forma summary is not necessarily indicative of future operations or the results that would have occurred had the transactions been consummated at the beginning of the periods indicated.

                                                    Nine months ended March 31,
                                                        1996          1997
-------------------------------------------------------------------------------
 (Unaudited)
 Net revenues                                       $29,592,000   $32,832,000

 Net income (loss)                                  $(3,324,000)  $   648,000

 Income (loss) per share                            $     (0.82)  $     .0.07
-------------------------------------------------------------------------------

                                 TOPRO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS.

The following information is applicable to uncompleted contracts:

                                                 June 30, 1996   March 31, 1997
-------------------------------------------------------------------------------
 Costs incurred on uncompleted contracts         $ 32,071,000     $ 54,532,000
 Estimated earnings                                 2,282,000        8,846,000
-------------------------------------------------------------------------------
                                                   34,353,000       63,825,000
 Less billings to date                            (33,098,000)     (61,030,000)
-------------------------------------------------------------------------------

                                                 $  1,255,000     $  2,795,000
-------------------------------------------------------------------------------

 These amounts are included in the accompanying consolidated balance sheets under the following captions:

 Costs and estimated earnings in excess of
  billings on uncompleted contracts              $  2,837,000     $  6,852,000

 Billings in excess of costs and estimated
  earnings on uncompleted contracts                (1,582,000)       4,057,000
-------------------------------------------------------------------------------

                                                 $  1,255,000     $  2,795,000
-------------------------------------------------------------------------------

NOTE 3.  LINES-OF-CREDIT AND SHORT AND LONG-TERM DEBT.

                                                 June 30, 1996   March 31, 1997
-------------------------------------------------------------------------------

 LINES- OF CREDIT:
 $650,000 line-of-credit pursuant to a loan
 agreement with a financial institution,
 collateralized by substantially all assets of
 VEC, interest at the prime rate plus 2.0% per
 annum.  The line-of-credit was converted to a
 term loan during the third fiscal quarter.       $  583,000       $   --

 $500,000 line-of-credit pursuant to a loan
 agreement with a financial institution,
 collateralized by substantially all assets of
 ACT and a deed of trust on its real property,
 interest at the prime  rate plus 2.0% per annum.
 The line expires in August 1997.                    436,000          492,000
-------------------------------------------------------------------------------

 Total lines-of-credit                            $1,019,000       $  492,000
-------------------------------------------------------------------------------

 RELATED PARTY:
 Notes payable to an officer and a director of the
 Company, interest at 10.0% per annum payable
 semiannually, due on demand, unsecured.          $   80,000       $   80,000

 Notes payable to a director and former majority
 stockholders of VEC, interest at 8.0% per annum,
 monthly payments of $10,000, unsecured.             130,000           73,000

 Note payable to relatives of a director and
 former majority stockholders of VEC, interest at
 10.0% per annum payable quarterly, unsecured.        20,000           20,000
-------------------------------------------------------------------------------
   Total related party                            $  230,000       $  173,000
-------------------------------------------------------------------------------

                                     TOPRO, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Line-of-credit and short and long-term debt - continued

                                                                                                June 30, 1996     March 31,1997
---------------------------------------------------------------------------------------------------------------------------------

SHORT-TERM DEBT:
$1,000,000 term loan pursuant to a loan agreement with a financial institution collateralized by substantially all assets of ACS and guaranteed by an officer and major stockholder, interest at the prime rate plus 3.5% per annum,  monthly principal payments of $20,000.  Prior to February 10, 1997, this obligation  was a $1,600,000 line-of-credit.  At that time, in conjunction with the acquisition of ACS, the line-of-credit was converted to a term loan of $1,000,000 which is
due on January 1, 1998.                                                                           $ --            $  743,000

Term loan pursuant to a loan agreement with a financial institution, collateralized by substantially all assets of VEC, interest at the prime rate plus 2.0% per annum.  This loan was converted from a line-of-credit during the third quarter.  The loan matures in June 1997 and requires monthly principal
payments in the amount of $17,000 plus interest.                                                   --                325,000

LONG-TERM DEBT:
9% convertible debentures dated February 21, March 7, June 1, 1996 and October
30, 1996 with a small business investment fund.  Outstanding borrowings bear interest at 9.0% per annum, interest payable monthly.  If the debenture is not sooner redeemed or converted, a mandatory principal redemption is due beginning
March 1, 1999 in the amount of 1% of the then remaining principal amount outstanding. $4,700,000 of the debenture is convertible into the Company's common stock at $1.50 per share.  The loan is collateralized by all the assets
of Topro, ACT, MDCS and ACS.                                                                    3,500,000          4,700,000

Term loan pursuant to a loan agreement with a financial institution collateralized by substantially all assets and a deed of trust on the real property of ACT.  Monthly principal and interest payments of $11,000, interest at the prime rate plus 2.5%  per annum.  The loan has a balloon payment on the
unpaid balance due August 1997.                                                                   474,000            421,000

8% 270 day convertible notes, interest payable quarterly.  Convertible into common shares at the rate  of one share for each $1.00 of principal.  Notes are
unsecured.                                                                                        375,000               --

Mortgage note payable to a bank, due in monthly installments of $2,941 including interest at 11.0% per annum, balloon payment of remaining balance is due
November 1, 2001, collateralized by a first deed of trust on ACT's land and
building.                                                                                         241,000            249,000

Four year promissory note bearing interest at 8.0% per annum payable to a creditor.  Monthly payments of $6,103 are due beginning May 1, 1996.  The promissory note is collateralized by a second position on the real estate of
ACT.                                                                                              262,000            190,000


                                     TOPRO, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Line-of-credit and short and long-term debt - continued

                                                                                                June 30, 1996     March 31,1997
---------------------------------------------------------------------------------------------------------------------------------


Term loan payable to a bank, interest adjusted quarterly based upon the prime rate plus 2.75% per annum, collateralized by a second security interest on substantially all assets of VEC, guaranteed by the Small Business Administration and personally guaranteed by an officer, which personal guarantee is collateralized by a third deed on the officer's residence, payable in monthly
principal payments of $7,000, adjusted quarterly, through September 2002.                        324,000            286,000

Senior convertible notes, Interest rate 10.0% per annum payable semi-annually on
March 31 and September 30.  The notes are convertible into units consisting of one  share of common stock and one warrant to purchase one common share for
$1.00 per share.                                                                                 350,000               --

Term loan payable to a bank, interest rate at the prime rate plus 2.0% per annum, collateralized by equipment and leasehold improvements of VEC, due on demand or if no demand, payable in monthly installments of $7,000 plus interest
through April 1998.                                                                              153,000             90,000

Non-interest bearing note payable to ACT's legal counsel payable over 30 months at $5,000 monthly beginning April 1, 1996.  The note has been discounted using
an effective interest rate of 10.25%.                                                            121,000             97,000

Various notes payable and capital leases, due in maximum monthly installments
totaling $1,526 through March 1998, collateralized by equipment and vehicles.                     34,000             14,000

Capital lease obligations secured by equipment of VEC.  The leases are of varying length and vary in imputed interest of 12% - 22%.  The monthly
installments total $10,000.                                                                      207,000            221,000
---------------------------------------------------------------------------------------------------------------------------------
 Total short and long-term debt                                                            $   6,041,000       $  7,336,000
---------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                $   7,290,000       $  8,001,000
            Less current portion                                                              (2,280,0000)       (2,479,000)
---------------------------------------------------------------------------------------------------------------------------------
            Long-term portion                                                              $   5,010,000       $  5,522,000
---------------------------------------------------------------------------------------------------------------------------------

During September and October 1996, the Company issued its 12% unsecured subordinated Series 1996-A Promissory Notes in the amount of $150,000. The Company paid the lenders fees in the amount of 2,500 shares of its common stock for each $50,000 of principal and an aggregate of 22,500 shares of its common stock as fees to extend the maturities of the notes. During the quarter ended March 31, 1997, $100,000 of principal plus accrued interest was repaid. The holder of a note in the principal amount of $50,000 converted its note into 35,000 shares of the Company's common stock at the rate of one share for each $1.50 of principal plus accrued interest..

During November 1996, the Company received a request from the holders of its 8% 270 day convertible notes to convert them into the Company's common stock. The entire principal in the amount of $375,000 was converted into 214,285 common shares at the of one share per $1.75 of principal.

                                     TOPRO, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 1997, holders of the Company's 10% senior convertible notes in the amount of $350,000 converted their notes into units of the Company's securities at the rate of $.67 for each $1.00 of principal plus accrued interest. Each unit consisted of one share of common stock and one warrant to purchase common stock. The warrants are exercisable to purchase one share of common stock for $1.00 per share until March 31, 2000.

NOTE 4.  STOCKHOLDERS' EQUITY AND SUBSEQUENT EVENTS.

On March 6, 1997, the Company had a registration statement declared effective by the Securities and Exchange Commission registering 13,841,211 shares of common stock for sale by selling shareholders. Of those shares registered, 5,413,606 shares represented restricted shares outstanding which, as a result of the filing, may be offered for sale by the holders and 8,427,605 shares which are not outstanding but may be issued by the Company upon the exercise or conversion of outstanding options, warrants and convertible securities. On March 13, 1997, the Company called 1,043,447 redeemable warrants, representing an equal number of underlying common shares, for redemption. These warrants were exercisable by the holders at rates of $1.00 and $1.75 for each common share. At March 31, 1997, holders of warrants representing 227,450 shares of common stock exercised their rights thereunder. The Company received proceeds in the amount of $227,450. During the remainder of the exercise period, which expired on April 11, 1997, holders of warrants representing 678,875 shares of common stock exercised their rights thereunder. The Company received proceeds in the amount of $678,875. Upon the expiration of the exercise period, 122,835 warrants to purchase common stock at $1.00 and 14,286 warrants to purchase common stock for $1.75 were canceled due to non-exercise by the holders.

During April 1997, the holder of warrants to purchase 32,870 and 24,537 shares of common stock for $.67 and $1.00, respectively, exercised its rights thereunder. The Company received proceeds in the amount of $46,560.

During April 1997, the Company reduced the exercise price from $4.25 to $1.00 per share to holders of warrants to purchase 222,284 shares of common stock. The holders exercised their rights thereunder and the Company received proceeds in the amount of $222,284.

During April 1997, the Company lowered the exercise price and extended the exercise period of its 772,000 publicly traded warrants. The warrants' exercise price was reduced from $4.25 to $3.50 and the exercise period was extended from August 31, 1997 to June 24, 1999.

On April 29,1997, the Company sold 100,000 shares, with a stated value of $15.00 per share, of its Series A Convertible Preferred Stock and 300,000 Common Stock Purchase Warrants in a private placement. Each share of preferred stock is convertible at any time at the holder's option, into 10 shares of the Company's $.0001 par value common stock at a rate of $1.50 per share of common stock, subject to adjustment. The preferred shares will automatically convert into common stock if the closing sales price of the Company's common stock for 20 consecutive trading days is $3.00 or more or on April 30, 2002, whichever occurs first. Each share of preferred stock shall receive a 6% cumulative dividend, payable quarterly, based upon its stated value and has voting rights on matters submitted to a vote of common stockholders equal to the number of common shares into which it may be converted. Each warrant may be exercised at any time until June 30, 1999 to purchase one share of the Company's common stock for $3.50.

NOTE 5.  DISCONTINUED OPERATIONS.

Sharp Electric Construction Co. Inc. was discontinued in fiscal 1995. All remaining backlog has been executed. The remaining suppliers and subcontractors on these projects must be covered out of the remaining billings to be collected on these projects. The anticipated cash impact of the remaining negotiations will not be material.

Tech Sales, Inc. was discontinued in December 1995. The results of the distributorship operations are included on the statement of operations for the six months ended December 31, 1995.

NOTE 6.  EARNINGS PER SHARE.
Earnings per share are computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period.

                                     TOPRO, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In September and October of 1996 the Company issued $150,000 12% unsecured subordinated promissory note Series 1996-A and 7.500 shares of common stock as loan origination fees. The notes were due November 8, 1996 but could be extended for successive 30 days periods to March 8, 1997 upon payment of 7,500 shares of common stock. In January 1997, $50,000 of the notes were repaid. The remaining $100,000 of the notes were extended until March 8, 1997 in consideration of 10,000 shares of common stock. On March 8, 1997 one $50,000 note was repaid and one $50,000 note plus accrued interest was converted into 35,000 shares of common stock.

On October 30, 1996, the Company issued $1,200,000 9% convertible debentures to Renaissance Capital Growth & Income Trust PLC to provide working capital funding. This indebtedness is collateralized by a security interest in the assets of the Company including assets of ACT, MDCS, VEC and Topro. The Company also pledged the shares of its subsidiaries ACT, ACS and VEC to secure repayment of the debenture. Interest on the unpaid principal balance is due monthly beginning November 1, 1996. Mandatory monthly principal installments, if the debenture is not sooner redeemed or converted, are due commencing on March 1, 1999, in principal installments of $10 per $1,000 of the then remaining principal amount. The outstanding principal amount of this debenture is redeemable at 120% of par if the closing bid price for the Company's common stock averages at least $5.00 for 20 consecutive trading days and is supported by a minimum of $0.25 in net earnings per share. The conversion price is $ 1.50 per share on $1,200,000 of the principal amount of the convertible debentures.

Renaissance Capital Group, Inc. serves as investment adviser to Renaissance Capital Growth & Income Trust PLC and to Renaissance Capital Growth & Income Fund III, Inc. which previously purchased an aggregate of $3,500,000 principal amount of 9% convertible debentures from the Company. In June 1994, the original conversion price on $1,000,000 of the principal amount of debenture issued to Renaissance Capital Growth & Income Fund III, Inc. was renegotiated. The original issuance required a conversion price of $2.25 or 444,444 shares of the Company's common stock. This was renegotiated to a conversion price of $1.50 or 666,667 shares of the Company's common stock, which is consistent with all the terms of the debentures issued to Renaissance Capital & Growth Income Trust PLC. The convertible debenture requires certain financial covenants. The Company is in compliance with the covenants.

On November 27, 1996, the Company closed a private offering of 700,000 shares of its common stock to institutional and accredited investors. Net proceeds to the Company, after legal and broker fees, were approximately $970,000. Proceeds were used for working capital and repayment of short-term debt. The purchasers were granted certain registration rights with respect to the shares. If the Company fails to have a registration statement registering the shares effective by February 1, 1997 the holders of the shares will be issued warrants to purchase one share of common stock for every ten shares purchased in this offering. On February 1, 1997, 70,000 warrants were issued and are exercisable through February 1, 1999 at a rate of $2.46 per share. The Company fulfilled its obligations with respect to the registration rights by having a registration statement covering the shares declared effective on March 6, 1997.

During November 1996, the Company received a request from the holders of its 8% 270 day convertible debentures to convert the notes into the Company's common stock. The entire principal in the amount of $375,000 was converted into 214,285 common shares at the of one share per $1.75 of principal.

On March 31, 1997, holders of the Company's 10% senior convertible notes in the amount of $350,000 converted their notes into units of the Company's securities at the rate of $.67 for each $1.00 of principal plus accrued interest. Each unit consisted of one share of common stock and one warrant to purchase common stock. The warrants are exercisable to purchase one share of common stock for $1.00 per share until March 31, 2000.

                                     TOPRO, INC.

On March 6, 1997, the Company had a registration statement declared effective by the Securities and Exchange Commission registering 13,841,211 shares of its common stock. Of these shares, 8,427,605 may be issued by the Company upon the exercise or conversion of outstanding options, warrants and convertible securities. On March 13, 1997, the Company called 1,043,447 redeemable warrants, representing an equal number of underlying common shares, for redemption. These warrants were exercisable by the holders at rates of $1.00 and $1.75 for each common share. At March 31, 1997, holders of warrants representing 227,450 shares of common stock exercised their rights thereunder. The Company received proceeds in the amount of $227,450. During the remainder of the exercise period, which expired on April 11, 1997, holders of warrants representing 678,875 shares of common stock exercised their rights thereunder. The Company received proceeds in the amount of $678,875. Upon the expiration of the exercise period, 122,835 warrants to purchase common stock for $1.00 per share and 14,286 warrants to purchase common stock for $1.75 per share were canceled due to non-exercise by the holders.

On April 9, 1997, the holder of warrants to purchase 32,870 and 24,537 shares of common stock for $.67 and $1.00, respectively, exercised its rights thereunder. The Company received proceeds in the amount of $46,560.

On April 7, 1997, the Company reduced the exercise price from $4.25 to $1.00 per share to holders of warrants to purchase 222,284 shares of common stock. The holders exercised their rights thereunder and the Company received proceeds in the amount of $222,284.

On April 29,1997, the Company sold 100,000 shares, with a stated value of $15.00 per share, of its Series A Convertible Preferred Stock and 300,000 Common Stock Purchase Warrants in a private placement. Each share of preferred stock is convertible at any time at the holder's option, into 10 shares of the Company's $.0001 par value common stock at a rate of $1.50 per share of common stock, subject to adjustment. The preferred shares will automatically convert into common stock if the closing sales price of the Company's common stock for 20 consecutive trading days is $3.00 or more or on April 30, 2002, whichever occurs first. Each share of preferred stock shall receive a 6% cumulative dividend, payable quarterly, based upon its stated value and has voting rights on matters submitted to a vote of common stockholders equal to the number of common shares into which it may be converted. Each warrant may be exercised at any time until June 30, 1999 to purchase one share of the Company's common stock for $3.50.

During the past twelve months, the Company has assumed debt obligations to three banks in the course of executing its acquisition strategy. According to the terms of those debt assumptions, the Company must repay two of those outstanding obligations before June 30, 1997. These are term loans in the amounts of $421,000 and $325,000 and a $492,000 revolving line-of-credit. The Company has begun the process of securing replacement financing lines for these debts.
While a firm commitment has not yet been made, the Company is reasonably confident that it will be successful in these efforts.

The Company is specifically negotiating with one of the banks for a six month extension on the term of the revolving line-of-credit and has received indication that this is likely to be forthcoming.

The Company plans to consolidate its outstanding debt obligations into one or two larger facilities and secure an increase in its revolving credit facility to provide improved capacity to handle the short-term working capital requirements of the larger projects it is now undertaking.

In the course of the past six months, the Company has experienced severe cash flow issues, primarily as a result of the rapid growth of a semiconductor fabrication facility expansion project undertaken for IBM/Toshiba, through Marshall Hyman Construction. The project has more than doubled in size from its inception as a result of scope increases and massive functional requirement changes. The invoice processing system employed by the customer was inadequate to the task of keeping up with the changes they were directing. As a result, the Company has had significant and disproportionate cash tied up in accounts receivable, retention and change order processing on this one project and management would be forced to delay payment of its accounts to preserve maximum possible liquidity.. The Company has had to repeatedly force the issue of improved invoice processing with the customer's management. As of May 15, 1997, management believes that the invoice and change order processing beginning to accelerate to an appropriate level. The Company expects cash in the amount of approximately $2,250,000 to be released from this project in the next two months. Against this, the Company has approximately $500,000 of obligations related to this project. Should this cash not be released as forecast, the Company's working capital would continue to be effected.

                                     TOPRO, INC.

CASH FLOW

During the nine months ended March 31, 1997, cash decreased by $206,000. Funds used in operations were $988,000. Excluding the amount added through the acquisition of All Control, operating funds were used to finance the $2,845,000 increase in costs and estimated earnings in excess of billings. Cash resources were also used to fund the increases in accounts receivable, inventories and prepaid expenses. Investments were made in capital equipment ($152,000), capitalized software development costs ($865,000), and cash expended in the acquisition of a subsidiary ($381,000)., less the receipt of a note receivable in the amount of $28,000, for total uses of $1,370,000. Financing activities required $634,000 in debt repayments and $158,000 in deferred acquisition costs. Proceeds from sale of common stock generated $1,591,000 and $1,350,000 was provided through the issue of notes and debentures. See last paragraph of the Liquidity and Capital Resources section.

The Company has no material commitments for external capital expenditures, however it will continue to capitalize software development costs consistent with its strategy of the development of discrete products for specific markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

The 1996 statement of operations contains detail information on the distributing business that was discontinued on December 31, 1995. The following analysis discusses only the continuing operations of the Company.

Revenues increased by $5,324,000 or 91% in the 1997 period over the same period in 1996. The increase is associated with further execution of the Company's growth strategy by which it has created a national presence in its selected markets with operations in nine major cities spanning the continental United States. The current period includes the effect of two acquisitions not included in the corresponding prior year quarter. All Control Systems, Inc. (ACS) was acquired in a purchase transaction as of December 1, 1996 and contributed revenue for the current quarter in the amount of $3,404,000. Vision Engineering Corporation (VEC) was also acquired in a purchase transaction as of May 1, 1996 through acquisition of Visioneering Holding Corporation and added revenue in the amount of $2,603,000 during the quarter.

Through its acquisition strategy, the Company has significantly increased its technology asset base, its professional staff and its geographical reach. As a result, the Company is now able to obtain and staff larger individual projects and increase business opportunities by bringing its newly acquired expertise to different geographical and application markets. Management believes this offers a competitive advantage in the Company's markets.

As a specific example, in the current quarter, the Company experienced strong revenue contributions from two major contracts for its products and services in the semiconductor fabrication market, one of which was nearly completed during the quarter. Neither of these projects would have been secured without the combined resource base now resident in the Company.

Gross profit in the current quarter was $4,133,000 or 37% of revenues, an increase of $3,126,000 over the gross profit of $1,008,000 recorded for the three months ended March 31, 1996. The noted additions of VEC and ACS contributed $1,099,000 and $1,090,000, respectively, during the quarter. The gross profit in the March 31, 1996 quarter was depressed as a result of accelerated completion on low margin municipal water treatment projects. The Company has changed its strategy as applied to the municipal water treatment market and is securing higher margins from work currently undertaken in this market.

Current gross margins, while subject to variation by product mix, vertical markets served, project material content and execution, more closely reflect the Company's performance expectations. The Company has been shifting its market focus toward segments that offer higher margin opportunity. The current quarter gross margin performance was also supported by the Company's strong overall activity rate which improves direct cost efficiencies.

                                     TOPRO, INC.

Selling, general and administrative expenses increased to $3,133,000 in the current period, an increase of $1,802,000 over the March 31, 1996 quarter. Of the increase, $301,000 was in selling expense and $1,501,000 was in general and administrative expenses. The increases are attributable to the general increase in the Company's business levels and acquisitions. The Company now operates from branch locations across the United States, each of which carries attendant operating expenses such as rent and local administration. The Company is in the process of consolidating sales and marketing activities from its acquisitions into a single national sales organization. The Company also continues its process of centralizing certain financial administration, control and reporting functions.

Goodwill amortization was $152,000 for the current quarter. This is attributed to the acquisitions of ACT, VEC and ACS in the amounts of $41,000, $49,000, and $62,000, respectively.

Interest expense for the current quarter increased by $349,000 from the March 31, 1996 period. The increase is due to the debt financing incurred to support the working capital needs of the acquisitions, the bank lines assumed as part of the acquisitions and a short-term bridge loan carried in the March 31, 1997 quarter.

Profit from continuing operations increased by $882,000 to $493,000 from a loss of $389,000 during the March 31, 1996 quarter. The increase is attributed to improved revenues and improved gross margins resulting from the Company's growth strategy and acquisitions. The March 1996 quarter results were also depressed by accelerated completion of low margin municipal water treatment projects. The Company expects that its growth and acquisition strategy will continue to provide opportunities to improve earnings through volume increase and greater operating efficiencies at both the direct and overhead expense levels.

The Company's backlog at March 31, 1997 was $12,336,000. This compares to a total backlog of $8,837,000 as of June 30, 1996.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1996.

The 1996 statement of operations contains detail on the distributing business that was discontinued on December 31, 1995. The following analysis discusses only the continuing operations of the Company.

Revenues increased by $16,051,000 or 143% to $27,287,000 during the nine months ended March 31,1997 as compared to revenue of $11,236,000 in 1996. The increase is associated with execution of the Company's growth strategy by which it has created a national presence in its selected markets with operations spanning the continental United States. The current nine month period includes the effect of the acquisitions of ACS and VEC which were not included in the corresponding prior year period. ACS contributed revenue for the current period in the amount of $4,578,000. VEC revenue of $7,404,000 in this nine month period. Further, the current period includes a full nine months of contribution from ACT, acquired as of January 1,1996, and accounted for revenues of $6,067,000. In the nine months ended March 31, 1996, ACT was included for only one quarter and contributed revenues of $2,268,000.

Through its acquisition strategy, the Company has increased significantly its technology asset base, its professional staff, and its geographical reach. As a result, the Company is now able to obtain and staff larger individual projects and increase business opportunity by bringing its newly acquired technologies and expertise to different geographical and application markets. Management believes this offers competitive advantage in the Company's markets.

During the current nine month period, the Company has undertaken a number of programs to stimulate sharing of resources and technologies among branch locations and markets. The beneficial effect of these programs is not always immediate and takes time to have a significant cumulative effect. Management believes that the positive impact of these programs began to accelerate in the final quarter of this nine month period, contributing in part, along with favorable product mix to strong results for that three month period.

                                     TOPRO, INC.

As a specific example, in the second half of this nine month period, the Company experienced strong revenue contributions from two major contracts for its products and services in the semiconductor fabrication market. Neither of these projects would have been secured without the combined resource base resident in the company.

Gross profit margin in the current nine month period increased to $9,557,000 (35%) or $6,873,000 over the period ending March 31, 1996. The noted additions of VEC and ACS contributed $2,154,000 and $1,605,000, respectively, in this period. Further, the current period includes a full nine months of operations of ACT, acquired as of January 1, 1996. During the current nine months, ACT contributed $2,154,000 to gross profit. The nine months ending March 31, 1996 included only three months of operation of ACT with a corresponding $691,000 gross profit contribution.

The consolidated gross profit in the March 31, 1996 nine month period was depressed as a result of accelerated completion on low margin municipal water treatment projects in the March 31 quarter. The Company has changed its strategy as applied to the municipal water treatment market and is securing higher margins from work currently undertaken in this market. Current consolidated gross margins, while subject to variation by product mix, vertical markets served, project material content and execution more closely reflect the Company's performance expectations. The current gross margin performance was also supported by the Company's strong overall activity rate in the quarter ending March 31, 1997 which improved direct cost efficiencies.

Selling, general and administrative expenses for the current nine month period increased by $5,207,000 over the nine month period ending March 31, 1996. Selling expense accounted for $1,087,000 of the increase with general and administrative expense accounting for $4,120,000. The increases are attributable to the general increase in the Company's business levels and acquisitions. The Company now operates from branch locations across the United States, each of which carries attendant operating expenses such as rent and local administration. In the nine month period ending March 31, 1996, the Company had operations only in Denver, Colorado, Albany, Oregon and Seattle, Washington.

During the past three months of this period, the Company has begun the process of consolidating sales and marketing activities from its acquisitions into a single national sales organization. The Company also continues its program to centralize certain financial administration, control and reporting functions.

Goodwill amortization resulting from the acquisitions totaled $326,000 for the nine month period, attributed $122,000, $142,000, and $66,000 to ACT, VEC, and ACS, respectively.

Interest expense increased by $632,000 to $780,000 for the nine months ended March 31, 1997. The increase is due to the debt financing incurred to support the working capital needs of the acquisitions, the bank lines assumed as part of the acquisitions and a short-term bridge loan carried in the March 31, 1997 quarter.

Profit from continuing operations increased by $1,114,000 to $489,000 from a prior year loss of $625,000. The increase is attributed to improved revenues and improved gross margins resulting from the Company's growth strategy and acquisitions. For the first six months of the nine month period ending March 31, 1996 the Company had yet to make any major acquisitions. In addition, those nine month results were also depressed by accelerated completion of low margin municipal water treatment projects in the March 31 quarter.

The Company expects that its growth and acquisition strategy will continue to provide opportunities to improve earnings through volume increase and greater operating efficiencies at both the direct and overhead expense levels.

                                     TOPRO, INC.

PART II - OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDING.

              Not applicable.

    ITEM 2.   CHANGES IN SECURITIES.

              Not applicable.

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

              Not applicable.

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                   Not applicable.

    ITEM 5.   OTHER INFORMATION.

              Not applicable.

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

              a)   Exhibits

                   3.1 Amendment to Articles of Incorporation - Designation of Series-A preferred stock. filed herewith.
                   11.1 Computation of earnings per share.

                   27   Financial Data Schedule.

              b)   Reports on From 8-K.
                   During the quarter covered by this report, the Company filed the following reports on Form 8-K.

                   Current Report on Form 8-K dated December 31, 1996 and amendments thereto, reporting the acquisition of ACS pursuant to "Item 2 - Acquisition or Disposition of Assets." Pro forma financial information and financial statements of the acquired business were filed pursuant to Item 7 of Form 8-K.

                   Current Report on Form 8-K dated March 13, 1997 reporting information pursuant to Item 5 was filed on March 5, 1997. No financial statements were required.

                                  TOPRO, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Topro, Inc..
                                                 (Registrant)



Date: May 15, 1997                               /s/ JOHN JENKINS
                                                 ------------------------------
                                                 John Jenkins
                                                 President, Chief Executive


Date: May 15, 1997                               /s/ FREDERICK R. BETTS
                                                 ------------------------------
                                                 Frederick R. Betts
                                                 Principal Financial and
                                                 Accounting Officer