Form 10KSB
period 1997-06-30
TOPRO INC
filed 1997-10-10
CIK 874263

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1997
                                      or
__ Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

                      Commission file number:  0 - 19167

                                  TOPRO, INC.
             ----------------------------------------------------
             (Exact name of Small Business issuer in its charter)

             Colorado                                84-1042227
 -------------------------------        -------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification. No.)
  incorporation or organization)

2525 West Evans Avenue, Denver, Colorado               80219
----------------------------------------               -----
(Address of principal executive offices)             (zip code)

Issuer's telephone number, including area code:     (303) 935-1221
                                                    --------------

Securities registered pursuant
  to Section 12(b) of the Act:    None.
                                  -----
Securities registered pursuant
  to Section 12(g) of the Act:    Common stock, $.0001 par value
                                  ------------------------------
                                  Common stock redeemable purchase warrants
                                  -----------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB ___.

State issuer's revenues for its most recent fiscal year: $36,843,000
                                                         -----------
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. On August 28, 1997, the aggregate market value of voting stock held by non-affiliates, based on the closing price as quoted by the NASDAQ Stock Market, was $100,229,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Shares of common stock, $.0001 par value, outstanding as of August 28, 1997: 16,497,738 shares.

Documents incorporated by reference: Definitive Proxy Statement to be filed with the Commission no later than October 28, 1997.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                                  TOPRO, INC.

                                  FORM 10-KSB

                               Table of contents


PART I                                                              Page

     Item 1   Description of business.                                3

     Item 2   Description of property.                                8

     Item 3   Legal proceedings.                                      9

     Item 4   Submission of matters to a vote of security holders.    9

PART II

     Item 5   Market for common equity and related stockholder
              matters.                                                9

     Item 6   Management's discussion and analysis or plan of
              operation.                                             10

     Item 7   Financial statements.                                  16

     Item 8   Changes in and disagreements with accountants on
              accounting and financial disclosure.                   17

PART III

     Item 9.  Directors and executive officers; Compliance
              with Section 16(a) of the Exchange Act.                17

     Item 10. Executive compensation.                                17

     Item 11. Security ownership of certain beneficial owners
              and management.                                        17

     Item 12. Certain relationships and related transactions.        17

PART IV

     Item 13  Exhibits and reports on Form 8-K.                      20

                                  TOPRO, INC.

                                  FORM 10-KSB

                          FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Act and Section 21E of the 1934 Act. These statement often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to integrate operations of recently acquired subsidiaries and failure to capitalize upon access to new clientele. Additional risks and uncertainties which may affect forward-looking statements about the Company's Plant Y2K One-TM- business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive Y2K solution, delays in market awareness of Topro and its product and service solutions, possible delays in Topro product roll out, which could have an immediate and material adverse effect by placing Topro behind its competitors for a time sensitive product and inability to engage qualified staff as needed. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  DESCRIPTION OF BUSINESS.

DEVELOPMENT OF BUSINESS.

Topro, Inc., and its subsidiaries, doing business as TAVA Technologies, Inc., (the "Company"), a leading control systems integrator, provides software applications, system design and configuration in the manufacturing process control industry. Process control systems are sophisticated computer controlled packages of measurement instruments and other devices that provide automatic control of manufacturing processes while acquiring, converting and storing process data for use by operators and management information systems. Manufacturing and process industries utilize the Company's products and services to realize greater efficiencies in operation.

From its formation in 1974 through fiscal 1994, the Company operated primarily through its subsidiary Topro Systems Integration, Inc. ("Topro Systems"). Through Topro Systems, the Company is engaged in designing, developing, assembling, marketing and servicing integrated process control systems primarily to governmental and municipal entities for water and waste-water treatment plants and, to a lesser extent, to industrial customers in the chemical, petroleum, mining, electric power and food processing industries. During 1991, the Company acquired Tech Sales, Inc. ("Tech Sales"). Through Tech Sales, the Company acted as a manufacturer's representative and distributed components and devices used in process control applications.

During fiscal 1995, the Board of Directors appointed its current Chief Executive Officer as part of a plan to address and improve the Company's performance. At that time, the Board approved a strategic plan to re-focus the Company's operations in its core business of control systems integration.

                                  TOPRO, INC.

Commencing in fiscal 1996, the Company has expanded its core business of control system integration through select acquisitions of other system integration companies in new geographical and application markets. The acquisition strategy was founded on identifying quality regional or specific market control systems integration companies and using their established infra-structures to bring the Company's products and services to new markets. In addition, the acquired companies bring significant new vertical market expertise and technologies to the Company that can be applied in its established geographical markets. The Company believes this broad geographical coverage and position in multiple vertical markets is a competitive advantage.

Executing this strategy, during July 1995, the Company acquired Management Design and Consulting Services, Inc. ("Management Design"), an Atlanta, Georgia based system integration company. Management Design provides control hardware, technical design and programming services for upgrading of existing factory automation systems.

Effective January 1996, the Company acquired Advanced Control Technology, Inc. ("Advanced Control"), an independent control system integration company headquartered in Albany, Oregon. Advanced Control is a leading control system integrator with acknowledged leadership in certain vertical markets including wood products, aerospace, grain handling, and computer aided dispatch.

In May 1996, the Company acquired Vision Engineering Corporation ("Vision"), a leading control systems integration company based in Cypress, California with sales and engineering offices in Sacramento, Los Angeles, Phoenix and Chicago and sales offices in Boston and Puerto Rico. Vision has a significant market position in the food processing, pharmaceutical packaging and electronic component manufacturing industries.

Effective December 1, 1996, the Company acquired All Control Systems, Inc. ("All Control"), another leading independent control system integration company headquartered in West Chester, Pennsylvania. Within the control system industry, All Control was an established leader in the development of specific application products to provide packaged solutions to meet identified industry specific automation needs. As an example, All Control developed automated batching products for the baking industry, BakeOne-TM-, and for the beverage industry, BevOne-TM-. All Control provides the Company with a strong presence in the Mid Atlantic and Northeast Region and enjoys a strong market reputation.

Management believes these acquisitions have given the Company a significant competitive advantage. The Company's combined staff allows it to address projects of a size and scope that other smaller control system integration companies cannot. The Company's geographic reach through branch offices positions it to address the total national needs of customers with diverse manufacturing locations. Management believes the Company is one of the nations largest independent systems integration companies operating at the process control level. The Company will continue its growth pattern through additional selective acquisitions.

The Company has retained key management personnel from each of the acquired organizations and has promoted certain other employees to senior management positions in the combined organization. During the year ended June 30, 1997, the Company added to its senior management structure and centrally located the group at its corporate headquarters in Denver, Colorado.

As a critical aspect of its strategy, during fiscal 1995 the Company discontinued the activities and operations of Sharp Electric Construction Company ("Sharp"). The Company acquired Sharp, a full service electrical contracting firm, in 1993. The Company anticipated that the acquisition of Sharp would improve its ability to secure process control projects with electrical construction requirements and to expand its ability to handle field installations. In spite of various management changes and attempts to

                                  TOPRO, INC.

strategically reposition the business, Sharp continued to produce operating losses. As a consequence, in May 1995, the Company sold substantially all of the assets of Sharp and discontinued its operations. Sharp's operating losses during fiscal 1996 and 1997 are included in the Company's financial statements under discontinued operations. Management believes the operations of Sharp have been completed and does not anticipate additional expenses associated with Sharp or other discontinued operations.

During fiscal 1995, management determined that the operations of Tech Sales were of marginal strategic value and historic profit contribution was negative. As a result, the Company sold certain assets of Tech Sales during fiscal 1995. Consequently, the operations of Tech Sales were formally discontinued during January 1996. The costs of terminating the Tech Sales operations are reflected in the Company's financial statements for the fiscal year ended June 30, 1996 under discontinued operations.

Through 1995, the Company invested in a company, Direct Measurement Corporation ("DMC"), which developed and marketed products utilizing a unique gas flow measuring method. During the year ended June 30, 1996, the Company sold its remaining investment in DMC but, as a condition of that sale, retained a future royalty interest in sales of DMC products. DMC has been purchased by Food and Machinery Corporation which is obligated under the royalty agreement. No royalty income has been generated to date.

NARRATIVE DESCRIPTION OF BUSINESS.

The Company is a project based industrial technology company that develops, produces and markets control system integration products and services that provide factory and other automation solutions to industry. Through its wholly-owned subsidiaries, the Company provides software applications, system design and configuration for manufacturing and other process control systems. The Company markets its systems, products and services to industrial customers in the chemical, petrochemical, pharmaceutical, aerospace, wood products, mining, electric power and food processing industries and to users of advanced communication networks that are based on fiber optics, microwave and radio.

The Company develops and maintains a library of industrial software applications for specific vertical market and industry requirements. The Company has developed a limited number of proprietary factory automation systems which it sells through its direct sales force and regional distributors.

The control systems products and services that the Company provides are based on Programmable Logic Controllers, Computer Numerical Controllers, DDC Controllers networked with an Operator Interface, usually a Personal Computer, using both text and graphics to display the plant or system operation and performance characteristics usually in real-time. The information systems are either personal computer or mini-computer based and are networked to a control system in order to gather operational data concerning the plant or system, enabling customers to make better decisions about the operations of their plant or system. Distribution of these systems is done through a direct sales force reporting to an Executive Vice President and National Sales Manager (hired subsequent to June 30,1997) and through a distribution network for certain products.

These process control and information systems use hardware manufactured by suppliers such as Allen-Bradley, General Electric, Square D, Modicon, Texas Instruments, Digital Equipment Corporation, IBM, Hewlett Packard and others. The purchased products are readily available on a national basis and the Company is not dependent upon any particular supplier or group of suppliers. The purchased products are assembled into a system at the Company's operating facilities and are configured to the custom software that is written to accommodate the specified application at those particular customer locations. Performance tests are conducted on each system and are witnessed and approved by the customer prior to shipment for installation.

                                  TOPRO, INC.

Contracts for the systems, including hardware and software, are negotiated and are generally for a fixed price for a well defined scope of work. Before commencing a project, the Company consults with the customer to develop: a functional description document defining what the project will accomplish; a design document to define how the project will be undertaken to satisfy those objectives and acceptance test procedures, which define in advance how the project will be determined to be complete.

In late fiscal 1997, the Company signed a strategic alliance agreement with PacifiCorp Energy Services, Inc., a division of PacifiCorp Holdings, Inc., a leading electrical utility with international operations headquartered in Portland, Oregon. The alliance agreement addresses the joint development of business in automating utility and industrial power distribution substations. The alliance combines the automation technology and know-how of Topro with the utility specific experience and know-how of the PacifiCorp engineering resources.

During the fourth quarter of fiscal 1997, the Company announced a major business initiative based on its PlantY2KOne-TM- suite of products and services designed to address year 2000 compliance problems in process control and factory automation systems.

The PlantY2KOne-TM- product suite includes a methodology designed specifically to address the manufacturing and process floor environment, an inventory and compliance database that includes vendor information for commonly used factory automation hardware and software components and search engines that locate date related code in application programs.

The methodology includes assessment, analysis, planning and remediation phases. The process begins with an assessment in which the overall project is defined and organized. An inventory of all process control hardware and software is then completed. In the analysis phase, that inventory is examined, component by component, with the Company's database of vendor year 2000 compliance statements and custom code is analyzed with its search engines to reveal date usage. The conversion planning stage addresses the results of the analysis to develop a plan for bringing the client's system into year 2000 compliance. The final stage is to execute the remediation plan.

The Company supplies either "end to end" consulting services built upon the methodology and use of the database and tools, or it will sell the methodology, tools and database access, packaged on CD ROM supported by internet access to the client for self execution. The CD ROM version of the product is in late stage development and is expected to be available to market in October 1997.

During the first 60 days after introduction, the Company received more than a dozen engagements for its Y2KOne-TM- services. In addition, the Company has received more than 10 requests for proposals for multi-plant engagements. Though only in its early stages of these engagements, which makes forecasting difficult, the Company believes its Y2KOne-TM- product and services hold significant near-term commercial opportunity. To properly support that opportunity, the Company will have to add significant staff, perhaps as many as 150 engineers. Further, it will have to make additional investment in product development.

Management believes that its pursuit of year 2000 business opportunities will have long-term effects on its operations. In addition to the near-term effect of increased revenues and improved margins, the Company expects that these efforts will expand its client base for its core business of system integration.

Subsequent to June 30, 1997, the Company signed preliminary distribution agreements with major automation hardware and software suppliers, including Wonderware, Inc. and Square D Company, a division of Groupe Schneider, and is developing a strategic alliance agreement with Fluor Daniel, Inc. that will include marketing its products and services to Fluor Daniel customers.

                                   TOPRO, INC.

During fiscal 1997, the Company provided process control systems and services to national firms including the following:

     Coca-Cola                Baxter                        Hunt-Wesson
     Nestle                   Nabisco                       Hershey
     Westshore Pipeline       Boeing                        Fluor Daniel
     Hewlett Packard          O.C. America Construction     AMAX Minerals
     Cyprus Minerals          Marshall Hyman                Unocal Corporation

Sales to one customer accounted for approximately 18% of the Company's total contract revenue during the year ended June 30, 1997. During 1996, no one customer accounted for more than 10% of total revenue.

In Denver, Colorado, the Company operates a service division that provides instrumentation calibration and small scope system configuration services to local customers on a "demand" service basis. This work is generally done at the customer's facility. The group employs eight to ten technicians on a full time basis. These technicians also occasionally support larger system integration engineering projects.

COMPETITION.

Many firms throughout the United States provide control systems integration services comparable to those offered by the Company. The Company believes that the dominant practice among firms in the control systems integration business is to focus their competitive efforts on a single geographic region or a particular marketplace. Examples include vertical market prominence (water and waste-water treatment, power-generation, petroleum, mining, and chemical industries) or functional prominence (programmable logic control, distribution control systems, and data acquisition). By focusing upon a particular market, many firms typically acquire expertise, specialized resources and business relationships that result in a competitive advantage only within that market.

The Company believes that through its acquisition strategy, it has assembled a broad range of market expertise which, when combined with its large resource base and diverse geographical presence, gives it competitive advantages over many other firms. Because of its resource base, the Company can address projects of a size and scope many other integrators cannot. The Company's geographic reach gives it a competitive advantage in serving customers that have multiple manufacturing facilities spread across the country.

While most independent control system integrators are much smaller than the Company, there are some general engineering firms which are larger and better financed. The Company may compete in certain markets with these firms but generally not across all markets.

RESEARCH AND DEVELOPMENT.

The Company conducts limited research and development through both customer funded projects or internal research projects. Costs are incurred in specific system projects that employ existing technologies for which feasibility previously has been established to develop applications within specific industries. These applications are produced to have broad application in specific industries. Production costs for the development of the software used in these projects for which technological feasibility has been established but before ready for sale, are capitalized when broad applications are identified. This investment is designed to create both improved margins through repeat sales of applications in specific vertical markets and to improve the Company's competitive position in these markets. Costs that are incurred prior to determining technical and market feasibility are expensed. The Company will be increasing its research

                                   TOPRO, INC.

and development activities as it continues the development of its Plant Y2KOne-TM- product and plant automation products.

BACKLOG.

At June 30, 1996 and 1997, the sales order backlogs for the Company's products and services were approximately $8,837,000 and $12,153,000, respectively. Certain of the Company's contracts require the provision of its services as a smaller portion of a large contract. Consequently, the Company can not always control the timing of the execution of its work on a specific project. This restriction may prevent contracted backlog from being completed within an ensuing twelve month period.

EMPLOYEES.

At June 30, 1997, the Company had 318 full-time employees. That number includes 179 engineers, designers, and project managers; 43 wiring, assembly, and fabrication workers; 30 sales persons; 24 service and other technicians and 42 administrative personnel, including its Executive Officers. No employee is represented by a labor union and the Company believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company maintains leased facilities and one owned building at the following locations.

                                                               Square        Term of          Current
       Function                         Location                Feet          lease         annual rent
--------------------------------------------------------------------------------------------------------
Corporate headquarters and         2525 West Evans Avenue      32,000       April 1999        $148,000
Topro Systems, engineering         Denver, CO
and manufacturing facilities.

Topro Systems, engineering         1800 West Broadway           6,000      January 2001       $ 50,000
facilities.                        Phoenix, AZ

All Control, engineering           905 Airport Road            35,000       April 2004        $365,000
and manufacturing facilities.      West Chester, PA

Advanced Control, engineering      2830 Ferry Street           13,000        Owned(1)              N/A
and manufacturing facilities.      Albany, OR

Advanced Control, additional       2514 Ferry Street           12,000       July 2001         $ 72,000
facilities.                        Albany, OR

Advanced Control, engineering      3400 188th Avenue            1,000       Month-to-         $ 12,000
office.                            Lynwood, WA                                month

Management Design, engineering     1360 Seaboard Ind. Blvd.     9,000       June 1998         $ 41,000
and manufacturing facilities.      Atlanta, GA

Vision, engineering and            10855 Business Center Dr.   31,000     September 2001      $170,000
manufacturing facilities.          Cypress, CA

Vision, engineering and sales      9940 Business Center Dr.     7,000       Month-to-         $ 59,000
facilities.                        Sacramento, CA                             month

Vision, engineering and sales      760 Pasquinelli Dr.          4,000       April 1998        $ 65,000
facilities.                        Westmont, IL
--------------------------------------------------------------------------------------------------------

                                   TOPRO, INC.

(1) This property is subject to a $255,000 first mortgage held by a bank, a second position security interest totaling $185,000 held by a creditor, and a third position security interest securing a $404,000 term loan from a bank. (See Note 8 to the consolidated financial statements). Subsequent to June 30, 1997, the Company has accepted an offer to sell this property to an unrelated party under a lease back arrangement. The transaction is expected to close by December 1997.

ITEM 3.   LEGAL PROCEEDINGS.

There are no material legal proceedings pending to which the Company or any of its officers or directors, in their capacities as such, is a party or to which its property is subject, that have not been adequately reserved for. At June 30, 1997, there is a dispute involving a claim by the Company for damages included in its balance sheet under the caption of: Costs and estimated earnings in excess of billings on uncompleted contracts, in the amount of $2,200,000. The claim, in the total amount of $3,900,000, arises from a dispute with a customer regarding contractual disagreements primarily resulting from change orders. The Company is also party to various disputes involving contractual matters of contract compliance and payment of its billings. Management does not believe that the outcome of these disputes will have a material adverse effect on the Company's results of operations, its financial position or cash flows. The Company, in the routine course of business, utilizes legal services to protect lien rights on projects to secure payment of its outstanding accounts. At June 30, 1997, the Company has reserves for potential losses on contracts and an allowance for doubtful accounts in the amount of $2,445,000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Cash Flow.)"

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock, par value $.0001 per share, is traded under the symbol TPRO on the automated quotation system of the National Association of Securities Dealers Small-Cap Market ("NASDAQ"). The Company's outstanding redeemable common stock purchase warrants are also quoted on NASDAQ under the symbol TPROW. The warrants are exercisable to purchase one share of the Company's common stock. During fiscal 1997, the Company extended the warrant exercise period to expire on June 24, 1999 and reduced the exercise price from $4.25 to $3.50 for one share of common stock.

The range of the high and low sales price quotations for the Company's common stock as quoted by NASDAQ for the past two fiscal years is provided below :

    Year ended June 30, 1997         High sales price         Low sales price
--------------------------------------------------------------------------------
       Fourth quarter                      $2.13                   $1.22
       Third quarter                       $2.81                   $1.22
       Second quarter                      $3.38                   $2.13
       First quarter                       $2.88                   $1.63
--------------------------------------------------------------------------------

                                   TOPRO, INC.

    Year ended June 30, 1996         High sales price         Low sales price
--------------------------------------------------------------------------------
       Fourth quarter                      $2.88                   $1.94
       Third quarter                       $2.94                   $1.50
       Second quarter                      $1.88                   $1.50
       First quarter                       $1.94                   $1.63
--------------------------------------------------------------------------------

On August 28,1997, there were 475 record holders of the Company's common stock and approximately 5,500 beneficial holders, including holders of shares held in nominee or street name.

The Company has never declared a dividend on its common stock, and it is anticipated that any earnings will be retained for use in its business for the foreseeable future. The Company's ability to pay dividends is not restricted under any of the various promissory notes, debentures or loan agreements to which it is a party or under any other arrangements or agreements to which it is a party, except that cumulative dividends on its Series A convertible preferred stock must be paid before dividends may be paid to common stockholders. The Company has not been in arrears on the payment of preferred stock dividends.

The transfer agent for the Company's common stock is American Securities Transfer, Incorporated, 938 Quail Street, Suite 101, Lakewood, CO 80215.

On April 29 and June 30, 1997, the Company sold 100,000 and 33,334 shares, respectively, of its Series A Convertible Preferred Stock and granted 300,000 and 100,000 common stock purchase warrants, respectively, in a private placement. The Company received proceeds in the amounts of $1,500,000 and $500,000, respectively. Each share of preferred stock has a stated value of $15.00 per share and is convertible at any time at the holder's option into 10 shares of the Company's $.0001 par value common stock at a rate of $1.50 per share of common stock, subject to adjustment. The preferred shares will automatically convert into common stock if, after one year from issue, the closing price of the Company's common stock for 20 consecutive trading days is $3.00 or more or on April 30, 2002, whichever occurs first. Each share of preferred stock shall receive a 6% cumulative dividend, payable quarterly, based upon its stated value and has voting rights on matters submitted to a vote of common stockholders equal to the number of common shares into which it may be converted. Each warrant may be exercised at any time until June 30, 1999 to purchase one share of the Company's common stock for $2.00 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996:

During the two year period ended June 30, 1997, the Company made acquisitions of four private companies, all of which were engaged in businesses similar to its own. Three of the acquisitions were accounted for under the purchase method of accounting, which requires that operating results of the acquired companies be included in the Company's financial statements from the time of acquisition forward. The acquisitions occurred relatively evenly spread over the periods. These three companies had annual revenues and gross profit margins similar to those of the Company. As a consequence, comparisons of changes in the Company's operating results from year to year are difficult to make.

Through its acquisition strategy, the Company has significantly increased its technology asset base, its professional staff and its geographical reach. As a result, the Company is now able to secure and staff larger individual projects and increase business opportunity by bringing its newly acquired technologies and expertise to different geographical and application markets. Management believes this offers a competitive advantage in the Company's markets.

                                  TOPRO, INC.

The 1996 statement of operations and related footnote disclosures contain information on two subsidiaries whose operations were discontinued during that year. At June 30, 1997, the remaining obligations of those entities have been completed. Losses from discontinued operations were $106,000 and $1,871,000 for the years ended June 30, 1997 and 1996, respectively. Management does not believe that remaining obligations, if any, will have an impact on the Company's operations in the future. The following analysis discusses only the continuing operations of the Company.

During the year ended June 30, 1997, the Company incurred an after tax loss from continuing operations in the amount of $2,629,000. Although gross profit margins improved, overhead expenses, particularly the non-cash expenses incurred for depreciation, $767,000, amortization of goodwill and capitalized software, $815,000, a provision for doubtful accounts, $944,000 (creating a total allowance at June 30, 1997 in the amount of $2,075,000) and adjustments relating expenses anticipated to be incurred in connection with the acquisition of Vision, $250,000, contributed significantly to the net loss. During the fourth quarter of fiscal 1997, management made a decision to increase the allowance for doubtful accounts based on its opinion of risks associated with collectibility. In addition, based upon its assessment of an anticipated contractual dispute settlement, management determined that it was appropriate to create a reserve for expenses anticipated to be incurred in connection with it. A charge to income from continuing operations in the amount of $250,000 was made during the fourth quarter of fiscal 1997. This charge created a reserve which management believes is adequate to cover these contingencies.

Revenues increased by $16,210,000 or 79% to $36,843,000 during the year ended June 30, 1997 as compared to revenue of $20,633,000 in 1996. The current year reflects the contributions of $9,833,000 and $9,825,000 from All Control and Vision, respectively. Vision's revenues were included for only two months of the pervious year, while All Control's were not included at all. Further, the current year includes a full twelve months of contribution from Advanced Control, which was acquired as of January 1, 1996. Advanced Control's revenues for the current year were $7,570,000. During the year ended June 30, 1996, Advanced Control's operations were included for only six months. Its revenues during that period were $4,820,000.

The Company's business includes resale of hardware, software and subcontracting services to customers. These activities generally are passed through to customers at lower gross margins than labor services or proprietary product sales. The Company's revenue mix between the resale hardware, software and subcontracting services to value added labor and proprietary products, can have significant impact on both revenues and gross margins between accounting periods.

The successful introduction of the Y2KOne-TM- program will bring a new revenue stream into the organization. In addition to consulting and implementation revenues, the Company expects to receive licensing fees from the sale of its proprietary software tool kits and access to its database.

Gross profit increased by $6,565,000 or 110% to $12,521,000 during the year ended June 30, 1997, as compared to gross profit of $5,956,000 in 1996. All Control and Vision contributed gross profits of $2,762,000 and $4,340,000, respectively, for the current year. The consolidated results of operations resulted in an increase in gross profit percentage from 29% in 1996 to 34% during 1997. This increase is significant in that it demonstrates improved product mix and improved project execution. Since the Company's contracts are generally fixed price and include material, subcontracts, labor engineering and installation, it is not possible to accurately determine the gross profit margin on the individual contract components. Generally, the Company develops its project bids assuming a material and subcontract markup of approximately 10%. Applying this general assumption to the year ending June 30,1997 would suggest a gross profit margin on labor engineering services and installation of approximately 50%. The composition of costs of goods sold during the year ended June 30, 1997 was approximately 57% material and subcontractor costs and approximately 43% labor, overhead and other costs. Since material and

                                 TOPRO, INC.

subcontracts are resold to customers at a lower gross margin than labor services and proprietary product sales, the revenue mix impacts the Company's gross profit margin and will continue to impact the gross profit margin in the future.

The Y2KOne-TM- service offering is an internal labor intensive initiative. Subcontractor and material costs will not contribute as significantly to cost of goods sold as does the Company's core business. In addition, the tools and database software carry gross margins higher than the Company historically has obtained on its core business. If the Company is successful with Y2KOne-TM- implementation and depending upon the extent that its revenues contribute to total revenue, gross profits should increase during the second half of the next fiscal year.

Selling, general and administrative expenses increased by $6,295,000 or 107% to $12,168,000 for the year ended June 30, 1997. Selling expense accounted for $553,000 of the increase and general and administrative expense accounted for the remaining $5,742,000. The increases are attributable to the general increase in the Company's business levels and acquisitions. The Company now operates from nine branch locations across the United States, each of which carries attendant operating expenses such as salaries, rent and local administration. Further, the Company recently has added members to its executive management group and has centrally located them at its corporate office in Denver, Colorado. During the year, the Company made considerable investments in developing a national sales organization, developing and installing a uniform operating structure and methodology and the initial development stages of the Y2KOne-TM- program. Since its growth expectations will depend to a certain extent on future acquisitions, management anticipates that the level of selling, general and administrative expenses will continue to grow in order to support the expanded operations, but will decrease as a percentage of sales.

Amortization of goodwill resulting from the acquisitions totaled $479,000 for the year ended June 30, 1997 compared to $114,000 for the preceding year. Amortization expense in the amounts of $189,000, $162,000 and $128,000 were attributed to Vision, Advanced Control and All Control, respectively.

The Company capitalizes the cost of developing software products after achieving technological feasibility and before ready for sale, when it believes there is an after-market for future use of the technology. During the years ended June 30, 1997 and 1996, the Company capitalized $1,174,000 and $572,000, respectively, of software development costs. Amortization expense of the capitalized costs was $336,000 and $36,000 for 1997 and 1996, respectively.

Interest expense increased by $607,000 to $987,000 for the year ended June 30, 1997 when compared to the previous year. The increase is due to the debt financing incurred to support the working capital needs of the acquired companies and the bank credit lines and notes assumed as part of the acquisitions. Subsequent to June 30, 1997, the holder of $2,685,000 of long-term convertible debt elected to convert it to common stock. This reduction in debt will contribute to lower interest costs in future years.

Although the Company incurred a consolidated net loss, a provision for income taxes at the state level was necessary because there were profitable operations in a state which does not permit the filing of a consolidated income tax return. The Company recorded an income tax provision in the amount of $110,000 during the year ended June 30, 1997. The Company recognized a 100% valuation allowance on its net deferred tax asset since it could not be determined if it was more likely than not it would be realized.

The Company expects that its growth and acquisition strategy will continue to provide opportunities to improve earnings through volume increases and greater operating efficiencies at both the direct and overhead expense levels.

                                   TOPRO, INC.

The Company has undertaken a number of programs to effect the sharing of resources and technologies among branch locations and markets. The beneficial effect of these programs is not always immediate and will take time to have a significant cumulative effect. Management believes that a positive impact of these programs can be achieved in the near-term future.

LIQUIDITY AND CAPITAL RESOURCES FOR THE YEAR ENDING JUNE 30, 1997.

The following summarizes the sources of debt and equity funding during the year ending June 30, 1997.

In September and October of 1996, the Company issued $150,000 of 12% unsecured subordinated promissory notes. In January and March 1997, a total of $100,000 of the notes were repaid and $50,000 of the notes were converted to common stock.

On October 30, 1996, the Company issued $1,200,000 of its 9% convertible debentures to provide working capital funding. This indebtedness is collateralized by a security interest in the assets of the Company including assets of Advanced Control, Management Design, All Control, Vision and Topro. The Company also pledged the shares of its subsidiaries to secure repayment of the debenture.

On November 27, 1996, the Company closed a private offering of 700,000 shares of its common stock to institutional and accredited investors. Net proceeds to the Company, after legal and broker fees totaling $80,000, were approximately $970,000. Proceeds were used for working capital and repayment of short-term debt.

During November 1996, the Company received a request from the holders of its 8% 270-day convertible debentures to convert the notes into the its common stock. The entire principal in the amount of $375,000 plus accrued interest was converted into 214,285 common shares at the price of one share per $1.75 of principal.

On March 31, 1997, holders of the Company's 10% senior convertible notes in the amount of $350,000 converted their notes into units of its securities at the rate of $.67 for each $1.00 of principal plus accrued interest. Each unit consisted of one share of common stock and one warrant to purchase common stock. The warrants are exercisable to purchase one share of common stock for $1.00 per share until March 31, 2000.

On March 13, 1997, the Company called 1,043,449 redeemable stock purchase warrants, representing an equal number of underlying common shares, for redemption. The stock purchase warrants were exercisable by the holders to purchase one share of common stock at rates of $1.00 and $1.75 per share. Holders of warrants representing 906,327 shares of common stock exercised their rights thereunder. The Company received proceeds in the amount of $906,000. Upon the expiration of the exercise period, 122,836 warrants to purchase common stock for $1.00 per share and 14,286 warrants to purchase common stock for $1.75 per share were canceled due to non-exercise by the holders.

During April 1997, the holder of stock purchase warrants to purchase 32,870 and 24,537 shares of common stock for $.67 and $1.00, respectively, exercised its rights thereunder. The Company received proceeds in the amount of $46,560.

During April 1997, the Company lowered the exercise price from $4.25 to $1.00 per share to holders of stock purchase warrants to purchase 214,284 shares of common stock. The warrants were originally issued in connection with the sale of common stock by the Company. The holders exercised their rights thereunder and the Company received proceeds in the amount of $214,284.

                               TOPRO, INC.

During April 1997, the Company lowered the exercise price and extended the exercise period of its 662,000 publicly traded warrants. The warrants' exercise price was reduced to $3.50 from $4.25 and the exercise period was extended from June 17, 1997 until June 24, 1999. The warrants were originally issued in connection with the sale of common stock by the Company. The stock purchase warrants are redeemable by the Company at the exercise price if the closing price of its common shares is $6.38 or more for 20 consecutive trading days.

On April 29 and June 30, 1997, the Company sold 100,000 and 33,334 shares, respectively, of its Series A Convertible Preferred Stock and granted 300,000 and 100,000 common stock purchase warrants, respectively, in a private placement. The Company received proceeds in the amounts of $1,500,000 and $500,000, respectively as proceeds from the sale.

Subsequent to June 30, 1997, the Company has received proceeds of $4,616,000 upon the exercise by the holders of 3,001,101 stock options and stock purchase warrants for 3,001,101 shares of common stock. Proceeds have been used for general working capital, including repayment of bank debt and the reduction in accounts payable. Further, subsequent to June 30, 1997, the holders of the Company's 9% convertible debentures have converted $2,685,000 of long term debt into 1,790,032 shares of its common stock.

During the past eighteen months, the Company has assumed debt obligations to three banks in the course of executing its acquisition strategy. According to the terms of these debt agreements, the Company is required to repay one of these obligations by November 30, 1997. This facility is comprised of a revolving line of credit in the amount of $75,000 and a term note in the amount of $404,000. The Company has commenced discussions with the lender regarding a short-term extension of this facility and is reasonably confident that the maturities will be extended. Under the terms of the other two credit facilities, the Company is required to repay the facilities by January 1, 1998. As of June 30, 1997, the Company owed $1,143,000 under these facilities.

The Company has continued the process of securing replacement financing for its short-term debt obligations. The Company plans to consolidate its outstanding debt obligations into one or two larger credit facilities and secure an increase in its revolving credit facility to provide improved capacity to handle the short-term working capital requirements of the larger projects and its anticipated revenue growth. While a firm commitment has not yet been received, the Company has received proposals and is reasonably confident that it will be successful obtaining this financing. If the Company is not successful in refinancing these facilities, its overall liquidity would be negatively impacted and default could result in acceleration of other obligations, including the 9% convertible debentures. (See "Management's discussion of liquidity" below.)

Accounts receivable and accounts payable.

In the course of the past twelve months, the Company has experienced severe cash flow issues, primarily as a result of the rapid growth of a semiconductor fabrication facility expansion project undertaken for a customer. The project has more than doubled in size from its inception as a result of scope increases and massive functional requirement changes. The invoice processing system employed by the customer was inadequate to the task of keeping up with the changes they were directing. As a result, the Company has had significant and disproportionate working capital tied up in accounts receivable, retention and change order processing on this one project. As a consequence, management was forced to delay payment of its accounts to preserve maximum possible liquidity. The Company has had to repeatedly force the issue of improved invoice processing with the customer's management. In addition, the Company believes it has substantial claims in excess of the original contract amount that will be recovered through the claims process. As of June 30, 1997, the Company has recognized revenue of $2,200,000 associated with this claim which it believes is in excess of $3,900,000. Accounts receivable and costs in excess of billings

                               TOPRO, INC.

relating to this project at June 30, 1997 totaled $4,489,000 with obligations related to this project in the amount of $737,000. Management believes these assets will be fully realizable although litigation may be required. As of September 15, 1997, work on this project is substantially complete. Should the Company not be successful in realizing these amounts, liquidity would be negatively impacted.

As of June 30, 1997, the Company elected to increase its allowance for doubtful accounts by incurring a provision expense of $944,000 for the year. This expense resulted in the Company having an allowance for doubtful accounts of $2,075,000 at June 30, 1997. The allowance account was increased based on the increase in size of the Company's general business and individual contracts as well as review its over 90 day accounts receivable and costs in excess of billings. The allowance account is reviewed regularly by management.

As of June 30, 1997, the Company had accounts payable in excess of 90 days past invoice date in the amount of $3,435,000. The Company anticipates utilizing collection of receivables and proceeds of any additional financing to reduce trade accounts payable. Some of the extended accounts payable relate to disputes with vendors regarding the performance of their equipment and subcontractors to the Company of projects where the Company has extended accounts receivable.

Capital expenditures.

The Company has no material commitments for capital expenditures. The Company anticipates capital spending to upgrade its computer network and for the development of hardware and software in fiscal 1998. These expenditures are anticipated to be made from cash flow, cash resources on hand and proceeds of debt or equity financings as resources are available.

Cash flow.

During the year ended June 30, 1997, the Company experienced negative cash flow from continuing operations in the amount of $868,000. This is an improvement of $1,450,000 when compared to cash used in continuing operations during the preceding year. Cash used in discontinued operations was $554,000 and $1,198,000 during the years ended June 30, 1997 and 1996, respectively. The improved cash flow from operating activities was primarily attributed to improved accounts receivable collections and the reduction in cash used in discontinued operations.

Cash used in investing activities increased by $1,593,000 to $1,897,000 during the year ended June 30, 1997 when compared to the preceding year. The increase is primarily attributed to an increase in software development costs of $602,000 and acquisition costs of subsidiaries of $522,000.

Cash provided by financing activities was $3,990,000 for the year ended June 30, 1997 compared to $3,823,000 for the preceding year. The Company received net proceeds in the amounts of $4,217,000 and $1,411,000 from the sale of equity securities and the issuance of notes and other borrowings, respectively, during the year. Principal repayments on debt obligations during the year ended June 30, 1997 were $1,503,000.

Management's discussion of liquidity.

The Company has incurred losses for the previous five years and has experienced negative cash flow from operations. As of June 30, 1997, the Company had working capital of $168,000 and has bank debt totaling
$1,764,000 maturing within the next six months. The Company is aggressively pursuing new product development (Plant Y2KOne-TM-) and anticipates additional working capital will be required to complete product development and establish volume sales.

                               TOPRO, INC.

During July and August 1997, the Company received proceeds in the amount of $4,616,000 through the exercise by the holders of 3,001,101 stock options and stock purchase warrants. These proceeds have been applied to improve working capital, including payment of accounts payable, reduction in debt, payment of normal operating expenses and increasing cash balances. It is management's belief that additional working capital in the near-term will be required to support operations and anticipated revenue growth. As of August 31, 1997, the Company had outstanding exercisable stock purchase warrants and stock options for common shares which, if exercised, would generate approximately $6,205,000 in cash proceeds.

It is management's intent to improve liquidity and cash flow from operations through the following activities:

1)   Improve the Company's profitability and working capital management.
2) Generate cash proceeds through the exercise of outstanding options and warrants.
3)   Prudent use of a credit facility.
4)   Issue additional equity, if required.

In an effort to improve the Company's profitability and working capital position, management is:

1)   Investing in product development designed to improve gross margins.
2) Improving project performance by centralizing cash management, financial and accounting functions.
3) Improving contract management by standardizing appropriate terms and conditions.
4) Negotiating more favorable payment terms with the Company's customers and suppliers.
5) Continuing to focus on changing the Company's revenue mix to a higher labor content and higher margin product sales.

Management believes the above programs will be sufficient to improve operating results, improve cash flow from operations and that additional debt and equity financing will be available to support the Company's operations.

ITEM 7.  FINANCIAL STATEMENTS.

Reports of independent certified public accountants.                       F-1

Consolidated balance sheet at June 30, 1997.                               F-3

Consolidated statements of operations for the years ended
  June 30, 1997 and 1996.                                                  F-5

Consolidated statements of stockholders' equity for the years
  ended June 30, 1996 and 1997.                                            F-6

Consolidated statements of cash flows for the years ended
  June 30, 1997 and 1996.                                                  F-7

Notes to consolidated financial statements.                                F-9

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
Topro, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Topro, Inc.
and subsidiaries as of June 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Topro, Inc. and subsidiaries at June 30, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                       BDO Seidman, LLP

Denver, Colorado
September 26, 1997

                      INDEPENDENT AUDITOR'S REPORT






To the Board of Directors
Topro, Inc.
Denver, Colorado


We have audited the consolidated balance sheet of Topro, Inc. and subsidiaries as of June 30, 1996 (not separately presented herein) and the accompanying related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Topro, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



Hein + Associates LLP


Denver, Colorado
October 4, 1996

                      TOPRO, INC. AND SUBSIDIARIES


                       CONSOLIDATED BALANCE SHEET

                              June 30, 1997


                                                                          Pro forma
-------------------------------------------------------------------------------------
                   ASSETS (Note 8)                                        (Note 16)
CURRENT ASSETS:
  Cash (Note 13)                                          $   907,000    $ 3,215,000
  Receivables:
    Trade, net of allowance for doubtful accounts
      of $2,075,000 (Note 6)                                6,097,000      6,097,000
    Other receivables                                          20,000         20,000
  Costs and estimated earnings in excess of billings
    on uncompleted contracts (Note 7)                       5,712,000      5,712,000
  Inventories                                                 174,000        174,000
  Prepaid expenses and other                                  222,000        222,000
-------------------------------------------------------------------------------------
        Total current assets                               13,132,000     15,440,000

PROPERTY AND EQUIPMENT, at cost:
  Building and land                                           850,000        850,000
  Furniture and equipment                                   2,820,000      2,820,000
  Leasehold improvements                                      786,000        786,000
-------------------------------------------------------------------------------------
                                                            4,456,000      4,456,000
  Accumulated depreciation and amortization                (1,823,000)    (1,823,000)
-------------------------------------------------------------------------------------
      Net property and equipment                            2,633,000      2,633,000

CAPITALIZED SOFTWARE COSTS, net of accumulated
  amortization of $401,000                                  2,025,000      2,025,000

OTHER ASSETS:
  Excess of cost over fair value of assets acquired,
    net of accumulated amortization of $634,000 (Note 4)    8,538,000      8,538,000
  Debt issuance costs, net of accumulated amortization
    of $64,000                                                274,000        274,000
  Other assets                                                284,000        284,000
-------------------------------------------------------------------------------------
TOTAL ASSETS                                              $26,886,000    $29,194,000
-------------------------------------------------------------------------------------

     The accompanying notes are an integral part of the consolidated financial statements.

                      TOPRO, INC. AND SUBSIDIARIES


                       CONSOLIDATED BALANCE SHEET

                              June 30, 1997


                                                                              Pro forma
-----------------------------------------------------------------------------------------
         LIABILITIES AND STOCKHOLDERS' EQUITY                                 (Note 16)
CURRENT LIABILITIES:
  Line-of-credit (Note 8)                                      $    75,000   $    75,000
  Current portion of long-term debt (Note 8):
    Related parties                                                142,000       142,000
    Financial institutions and other                             1,823,000     1,823,000
    Capital lease obligations                                      111,000       111,000
  Accounts payable                                               7,247,000     4,939,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts (Note 7)                            1,478,000     1,478,000
  Accrued expenses                                               1,718,000     1,718,000
  Reserve for contract losses (Note 13)                            370,000       370,000
-----------------------------------------------------------------------------------------
      Total current liabilities                                 12,964,000    10,656,000

LONG-TERM DEBT, net of current portion (Note 8):
  Financial institutions and other                               5,332,000     2,647,000
  Capital lease obligations                                         90,000        90,000
-----------------------------------------------------------------------------------------
      Total long-term debt                                       5,422,000     2,737,000

  Deferred gain (Note 13)                                           24,000        24,000
-----------------------------------------------------------------------------------------
      Total liabilities                                         18,410,000    13,417,000

COMMITMENTS AND CONTINGENCIES (Notes 3, 7 and 13)

STOCKHOLDERS' EQUITY (Notes 10, 11 and 12):
  Preferred stock, par value $.0001 per share; authorized
    10,000,000 shares, 133,334 shares issued and outstanding            --            --
  Common stock, par value $.0001 per share; authorized
    200,000,000 shares, 11,709,605 shares issued
    and outstanding, 16,500,738 shares issued
    and outstanding pro forma                                        1,000         2,000
  Additional paid-in capital                                    15,998,000    23,298,000
  Accumulated deficit                                           (7,523,000)   (7,523,000)
-----------------------------------------------------------------------------------------
      Total stockholders' equity                                 8,476,000    15,777,000
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $26,886,000   $29,194,000
-----------------------------------------------------------------------------------------

     The accompanying notes are an integral part of the consolidated financial statements.

                      TOPRO, INC. AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the years ended June 30,
                                                       1997            1996
-------------------------------------------------------------------------------

REVENUES                                           $36,843,000     $20,633,000

COST OF SALES                                       24,322,000      14,677,000
-------------------------------------------------------------------------------
GROSS PROFIT                                        12,521,000       5,956,000

EXPENSES:
  Sales expenses                                     2,297,000       1,744,000
  General and administrative expenses                9,871,000       4,129,000
  Bad debt expense                                     944,000          51,000
  Amortization of capitalized software costs
    and goodwill                                       815,000         150,000
  Subsidiary acquisition purchase adjustment
    (Note 4)                                           250,000              --
-------------------------------------------------------------------------------
                                                    14,177,000       6,074,000
OTHER INCOME (EXPENSE):
  Gain on sale of assets                                 8,000         435,000
  Interest expense                                    (987,000)       (380,000)
  Other                                                116,000          79,000
-------------------------------------------------------------------------------
                                                      (863,000)        134,000

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAX EXPENSE                                (2,519,000)         16,000

Income tax expense (Note 9)                           (110,000)             --
-------------------------------------------------------------------------------
Income (loss) from continuing operations            (2,629,000)         16,000

DISCONTINUED OPERATIONS (Note 5):
  Loss on disposal                                    (106,000)     (1,871,000)
-------------------------------------------------------------------------------
NET LOSS                                           $(2,735,000)    $(1,855,000)
-------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $(2,750,000)    $(1,855,000)
-------------------------------------------------------------------------------
NET LOSS PER SHARE:
  Continuing operations                            $     (0.30)    $        --
  Discontinued operations                                (0.01)          (0.40)
-------------------------------------------------------------------------------
NET LOSS PER SHARE                                 $     (0.31)    $     (0.40)
-------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                  8,882,000       4,655,000
-------------------------------------------------------------------------------


     The accompanying notes are an integral part of the consolidated financial statements.

                                          TOPRO, INC. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    For the years ended June 30, 1996 and 1997

                                                                                                    Additional
                                                      Preferred stock          Common stock           paid-in         Accumulated
                                                      Shares   Amount       Shares       Amount       capital           deficit
----------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1995                                   --      $ --       3,375,628     $1,000     $ 4,178,000       $(2,918,000)
Shares issued for cash in private placements, net       --        --         845,000       --           757,000              --
Shares issued for conversion of 12% 180 day
 debentures and accrued interest                        --        --         390,000       --           488,000              --
Shares issued to employees as compensation              --        --           2,000       --             1,000              --
Shares issued for acquisition of Advanced Control       --        --       1,657,000       --         1,657,000              --
Shares issued for conversion of senior notes and
  accrued interest                                      --        --          94,775       --            63,000              --
Shares issued in payment of Advanced Control debt       --        --          65,000       --           105,000              --
Warrants issued with convertible debentures             --        --            --         --            38,000              --
Shares issued for acquisition of Vision                 --        --         200,000       --           300,000              --
Options issued for acquisition of Vision                --        --            --         --            90,000              --
Shares issued for payment of accounts payable           --        --          10,000       --            10,000              --
Warrants issued for services                            --        --            --         --            87,000              --
Net loss                                                --        --            --         --              --          (1,855,000)
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996                                  --        --       6,639,403      1,000       7,774,000        (4,773,000)

Shares issued for cash in private placements, net    133,334      --         880,000       --         2,984,000              --
Shares issued for conversion of 8% notes                --        --         214,285       --           375,000              --
Shares issued for conversion of 12% notes and
 accrued interest                                       --        --          35,000       --            53,000              --
Shares issued for conversion of 10% senior notes
 and accrued interest                                   --        --         548,436       --           367,000              --
Shares issued for financing fees and extensions         --        --          40,000       --            99,000              --
Shares issued for acquisition of All Control            --        --       1,883,333       --         2,825,000              --
Shares issued for acquisition of Vision                 --        --         201,130       --           289,000              --
Shares issued upon exercise of warrants                 --        --       1,178,018       --         1,167,000              --
Shares issued upon exercise of stock options            --        --          90,000       --            66,000              --
Options and warrants issued for outside services        --        --            --         --            52,000              --
Deferred debt costs upon conversion of debt             --        --            --         --           (53,000)             --
Preferred stock dividends                               --        --            --         --              --             (15,000)
Net loss                                                --        --            --         --              --          (2,735,000)
----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                               133,334    $ --      11,709,605     $1,000     $15,998,000       $(7,523,000)
----------------------------------------------------------------------------------------------------------------------------------



                      The accompanying notes are an integral part of the consolidated financial statements.


                                                            F-6

                      TOPRO, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the years ended June 30,
                                                    1997            1996
----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations      $(2,629,000)    $    16,000
  Adjustments to reconcile income (loss)
   to cash used in continuing operating
   activities:
    Depreciation                                    767,000         296,000
    Amortization                                    815,000         150,000
    Provision for doubtful accounts                 813,000          61,000
    Gain on sale of fixed assets                     (8,000)       (435,000)
    Issuance of compensatory options and warrants    52,000          18,000
    Common stock issued for interest
     and other fees                                  99,000          37,000

    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Receivables                               3,740,000      (1,942,000)
        Costs and estimated earnings in
         excess of billings                      (1,886,000)       (378,000)
        Inventories                                 (26,000)         73,000
        Prepaid expenses and other                    9,000         (43,000)
      Increase (decrease) in:
        Accounts payable                            (32,000)        104,000
        Billings in excess of costs
         and estimated earnings                  (1,528,000)         82,000
        Accrued expenses and other               (1,054,000)       (357,000)
----------------------------------------------------------------------------
Net cash used in continuing operating activities (868,000) (2,318,000) Discontinued operations:
  Loss from discontinued operations                (106,000)     (1,871,000)
  Change in assets                                  526,000       1,294,000
  Decrease in accounts payable                     (974,000)       (621,000)
----------------------------------------------------------------------------
  Net cash used in discontinued operations         (554,000)     (1,198,000)
----------------------------------------------------------------------------
  Net cash used in operating activities          (1,422,000)     (3,516,000)
----------------------------------------------------------------------------

CASH FLOWS  FROM INVESTING ACTIVITIES:
  Cash acquired in acquisitions of subsidiaries       3,000         202,000
  Purchase of investment                                 --        (229,000)
  Sale of investments                                    --         350,000
  Proceeds from sale of property and equipment       13,000              --
  Purchase of property and equipment               (217,000)        (95,000)
  Acquisition costs of subsidiaries                (522,000)             --
  Capitalized software development costs         (1,174,000)       (572,000)
  Proceeds from notes receivable                         --          40,000
----------------------------------------------------------------------------
Net cash used in investing activities            (1,897,000)       (304,000)
----------------------------------------------------------------------------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         TOPRO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the years ended June 30,
                                                         1997          1996
-------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes and other
   borrowings                                          1,411,000    12,396,000
  Principal payments on notes and other borrowings    (1,503,000)   (9,556,000)
  Deferred note and other financing costs               (120,000)     (284,000)
  Proceeds from the sale of stock and exercise
   of warrants and options, net of offering
   costs of $336,000                                   4,217,000     1,267,000
  Preferred stock dividends                              (15,000)          --
-------------------------------------------------------------------------------
Net cash provided by financing activities              3,990,000     3,823,000
-------------------------------------------------------------------------------

INCREASE IN CASH                                         671,000         3,000

CASH, BEGINNING OF YEAR                                  236,000       233,000
-------------------------------------------------------------------------------

CASH, END OF YEAR                                    $   907,000    $  236,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                             $ 1,049,000    $  294,000
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
Common stock issued in the acquisition of All
 Control                                             $ 2,825,000    $      --
Conversion of notes, accrued interest and debt
 issue costs to common stock                             742,000       588,000
Common stock issued in the acquisition of Vision         289,000       390,000
Purchase of equipment under long-term lease               32,000           --
Notes payable cancelled in exchange for equity
 investment                                                  --        760,000
Common stock issued in the acquisition of
 Advanced Control                                            --      1,657,000
Common stock issued as payment of accounts payable           --         10,000
Warrants issued in connection with convertible debentures    --         38,000
-------------------------------------------------------------------------------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND NATURE OF BUSINESS.

Topro, Inc. ("Topro" or the "Company") designs, develops, assembles, markets and services control system integration products. Integrated control systems are sophisticated computer hardware and software control packages of measurement instruments and control devices that provide automatic control of manufacturing processes. The Company also operates a service division that provides instrument calibration and system configuration services. Prior to February 1996, it also acted as a distributor and manufacturer's representative for instrumentation and control valve products through its subsidiary, Tech Sales, Inc. ("Tech Sales"). The operations of Tech Sales were discontinued during February 1996 (See Note 5).

In August 1993, the Company acquired all of the outstanding common stock of Sharp Electric Construction Company ("Sharp"). Sharp was primarily engaged in the electrical project construction and service business. As discussed in
Note 5, the Company sold the assets of Sharp in May 1995.

In July 1995, the Company acquired all of the outstanding common stock of Management Design & Consulting Services, Inc. ("Management Design").

In January 1996, the Company acquired all of the outstanding common stock of Advanced Control Technology, Inc. ("Advanced Control").

In May 1996, the Company acquired all of the outstanding common stock of Vision Engineering Holding Corporation ("Vision").

In December 1996, the Company acquired all of the outstanding common stock of All Control Systems, Inc. ("All Control").

The above companies, with the exception of Sharp and Tech Sales, are engaged in business activities similar to those of Topro.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Topro, Tech Sales, Sharp, Management Design, Advanced Control, Vision and All Control. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid monetary instruments with an original maturity of three months or less to be cash equivalents. The Company maintains cash in bank deposit accounts which at times may exceed Federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk with regard to cash and cash equivalents.

INVENTORIES. Inventories, which consist primarily of finished goods and supplies, are stated at the lower of cost or market using the first-in, first-out method of accounting.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is provided utilizing the straight-line method over estimated useful lives.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Estimated useful lives:
  Asset                                                 Years
------------------------------------------------------------------
    Buildings                                             31
    Furniture and equipment                               3-10
------------------------------------------------------------------

Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to expense as incurred.

LEASEHOLD IMPROVEMENTS. Leasehold improvements are stated at cost. Amortization is provided utilizing the straight-line method over the terms of the leases.

SOFTWARE DEVELOPMENT COSTS. Computer software development costs and other research and development costs are charged to expense as incurred. Costs incurred to develop product masters of computer software, for which technological feasibility has been established but before ready for sale, are capitalized. Capitalized software development costs are amortized on a product-by-product basis each year based upon the greater of: (1) the amount computed using the ratio of current year gross revenue to the sum of current and anticipated future gross revenue for that product, or (2) five year straight-line amortization. For the years ended June 30, 1997 and 1996, the Company capitalized software development costs in the amounts of $1,174,000 and $572,000, respectively. Amortization expense was $336,000 and $36,000 for the years ended June 30, 1997 and 1996, respectively.

DEBT ISSUANCE COSTS. The costs related to the issuance of debt are capitalized and amortized as interest expense over the term of the related debt.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED. The Company amortizes costs in excess of the fair value of net assets of businesses acquired using the straight-line method over 15 years. Recoverability is reviewed annually or sooner if events or circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which goodwill applies to the net book value including goodwill of those assets. The analysis necessary involve significant management judgment to evaluate the capacity of an acquired business to perform within projections.

INCOME RECOGNITION. The Company utilizes the percentage of completion method of accounting for all significant long-term contracts. The percentage of completion method of reporting income takes into account the cost, estimated earnings and revenue to date on contracts not yet complete.

The amount of revenue recognized is the portion of the total contract price that the cost expended to date bears to the anticipated final total cost, based upon current estimates of the cost to complete the contract. Contract cost includes all labor and benefits, materials unique to or installed in the project, subcontract costs and allocations of indirect costs. Selling, general and administrative costs are charged to expense.

As long-term contracts extend over one or more years, revisions in estimates of costs and earnings during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements. Contracts which are substantially complete are considered closed for financial statement purposes. Costs incurred on contracts in progress in excess of billings are classified as a current asset. Amounts billed in excess of revenue earned are classified as a current liability.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income related to direct sales of equipment and parts is recognized upon shipment.

INCOME TAXES. The Company accounts for income taxes under the asset and liability method of accounting. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using current income tax rates.

EARNINGS (LOSS) PER SHARE. Earnings (loss) per share is calculated by dividing net income (loss) after deducting preferred stock dividends by the weighted average common and common equivalent shares outstanding. Common stock equivalents are not included when the effect is antidilutive.

USE OF ESTIMATES. The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires its management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the estimates of costs to complete long-term contracts and net realizable values of intangible assets. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates could change in the near-term and that the revisions could be material.

CONCENTRATIONS OF CREDIT RISK. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to completely perform as contracted. Concentrations of credit risk, whether on or off the balance sheet, that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The estimated fair values of financial instruments under Statement of Financial Accounting Standards 107, "Disclosures About Fair Values of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash, accounts receivable, accounts payable, long-term debt and other debt, approximate their respective carrying values in the consolidated financial statements at June 30, 1997.

STOCK OPTIONS AND STOCK PURCHASE WARRANTS. Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", is applied in accounting for all employee stock option and stock purchase warrant arrangements. Compensation cost is recognized for all stock options and stock purchase warrants granted to employees when the exercise price is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation". Statement 123 requires pro forma disclosures regarding net income (loss) as if compensation cost for stock options and stock purchase warrants had been determined in accordance with the fair value based method prescribed in Statement 123. Estimates of the fair value are made for each stock option and stock purchase warrant at the date of grant by the use of the Black-Scholes option pricing model.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. Statement of Financial Accounting Standards 128, "Earnings per Share" and Statement of Financial Accounting Standards 129 "Disclosure of Information About an Entity's Capital Structure". Statement 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15 "Earnings per Share". Statement 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Statement 129 establishes standards for disclosing information about an entity's capital structure. Statements 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information". Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

RECLASSIFICATIONS. Certain reclassifications have been made to the financial statements for the year ended June 30, 1996 to conform to the current year presentation. These reclassifications had no effect on the net loss.

NOTE 3.  LIQUIDITY.

The Company has incurred net losses for the past five years and has experienced negative cash flow from operations. In addition, the Company has $2,151,000 of debt due during fiscal 1998. At June 30, 1997, the Company was not in compliance with a loan covenant provision on certain of its debt. The lender has granted a waiver of this violation. Management has taken the following actions to improve the Company's cash flow and results of operations.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- Management has developed and launched the Company's Plant Y2K program. It is anticipated that this program will generate revenues and cash flow for the Company and improve its gross margins.

- During the two months subsequent to June 30, 1997, the Company received $4,600,000 in proceeds from the exercise of stock options and stock purchase warrants. This cash infusion, together with the reduction of $2,700,000 of debt through conversion to common stock, has enhanced the Company's working capital position.

- The Company has added to its executive management group and centrally located it at its corporate offices. This will better enable the Company to consolidate the management functions of its operations and produce operational efficiencies.

- Improve project performance by beginning a program to centralize cash management, financial and accounting functions.

- Continue to pursue raising additional cash through the issuance of debt or equity financing.

- Continue to eliminate duplications in its cost structure and identify areas where costs can be reduced.

Management believes that improved operating results will provide adequate cash flow to meet operational needs for the foreseeable future. If necessary, management believes that it will be able to obtain additional debt or equity financing. Although there are no assurances that the Company will be able to obtain additional financing or generate adequate cash flow to meet its operational needs, management believes that actions taken and those that are planned, will enable the Company to continue as a going concern.

NOTE 4. ACQUISITIONS.

In July 1995, the Company acquired all of the outstanding common stock of Management Design in exchange for 200,000 shares of its common stock. Management Design, located in Atlanta, Georgia, provides consulting and engineering services related to the design, development, assembly and service of integrated process control systems to customers in the southeastern United States. The transaction was accounted for as a pooling of interests.

Effective January 1, 1996, the Company acquired all of the outstanding common stock of Advanced Control in exchange for 1,657,000 shares of its common stock. Advanced Control is a control system integration company located in Albany, Oregon. The acquisition was accounted under the purchase method of accounting and accordingly, the operating results of Advanced Control have been included in the consolidated statement of operations from the date of acquisition. The value of the consideration given amounted to of $1,657,000 and was determined based upon the estimated fair value of the common stock issued and other costs incurred in connection with the acquisition. The purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was $2,477,000 and is being amortized over 15 years.

Immediately prior to the acquisition, Advanced Control sold the rights to certain technology for $5,000 in cash and a $95,000 note receivable. The Company obtained rights to acquire an equity interest in the purchasing entity.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective May 1, 1996, the Company acquired all of the outstanding common stock of Vision in exchange for 200,000 shares of its common stock and options to acquire: 150,000 shares of its common stock for $2.25 per share commencing October 1996, 150,000 shares of its common stock for $2.25 per share commencing April 1997, 300,000 shares of its common stock for $2.50 commencing January 1998 and 300,000 shares of its common stock for $2.75 commencing January 1998. In March 1997, the Company issued an additional 100,000 shares of its common stock as a result of Vision achieving certain earnings goals and an additional 101,130 shares to satisfy other obligations assumed upon Vision's acquisition. The estimated fair value of the additional 201,130 shares, amounting to $289,000, has been added to the consideration paid for Vision and recorded as additional goodwill. During the year ended June 30, 1997, an acquisition adjustment relating to an anticipated contractual dispute settlement, which was determined subsequent to the acquisition and amounting to $250,000, was charged to operations. Vision is a control systems integration company located in Cypress, California. The acquisition was accounted under the purchase method of accounting and accordingly, the operating results of Vision have been included in the consolidated statement of operations from the date of acquisition. The value of the consideration given amounted to $679,000 and was determined based upon the estimated fair value of the common stock and options issued and other costs incurred in connection with the acquisition.
The purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was $3,121,000 and is being amortized over 15 years.

Effective December 1, 1996, the Company acquired all of the outstanding common stock of All Control in exchange for 1,883,333 shares of its common stock. Of the shares issued in connection with the acquisition, 61,733 are being held in escrow to satisfy any potential future income tax liabilities that may arise from the tax treatment of capitalized software costs incurred prior to All Control's acquisition. All Control is a control systems integration company located in Westchester, Pennsylvania. The acquisition was accounted under the purchase method of accounting and accordingly, the operating results of All Control have been included in the consolidated statement of operations from the date of acquisition. The value of the consideration given amounted to $2,825,000 and was determined based upon the estimated fair value of the common stock issued and other costs incurred in connection with the acquisition. The purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was $3,574,000 and is being amortized over 15 years.

An officer of the Company is the majority owner of a company that has an option to purchase certain of the All Control's software products relating to the color printing industry. The option may not be exercised before November 1998 and extends through February 2000. The agreement provides that the option price is to be equal to the then net book value of the software products to be purchased.

The following unaudited pro forma summary combines the consolidated results of operations of the Company, Advanced Control, Vision and All Control as if their acquisitions had occurred at the beginning of the periods presented with pro forma adjustments to give effect to amortization of goodwill, depreciation, and interest expense on debt incurred in connection with the acquisitions. The pro forma summary is not necessarily indicative of future operations or the results that would have occurred had the transactions been consummated at the beginning of the periods indicated.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Years ended June 30,
                                                       1997         1996
------------------------------------------------------------------------------
                                                            (Unaudited)
Net revenues                                       $40,210,000   $38,435,000

Net loss                                           $(3,175,000)  $(5,130,000)

Loss per share                                     $     (0.40)  $      (.60)
------------------------------------------------------------------------------
NOTE 5.  DISCONTINUED OPERATIONS.

During May 1995, the Company discontinued the operations of and completed the sale of substantially all of the assets of Sharp for $50,000 cash and a $50,000 note receivable, due through September 1995. In 1995, the Comany recorded a loss on the sale of the Sharp assets of $134,000, which included a provision for estimated future losses of $100,000. In 1996, the Company recorded additional estimated losses of approximately $1,871,000, as a result of the cost of completing the Sharp projects being significantly greater than originally estimated. The loss incurred during 1997 resulted from the completion of remaining projects. All contracts in progress at the time of the sale have been completed at June 30, 1997.

During June 1995, the Company sold the assets of Tech Sales. Tech Sales' operations were formally discontinued during February 1996.

The following is a summary of the Company's results from discontinued operations:

                                                      Years ended June 30,
                                                       1997         1996
------------------------------------------------------------------------------
Revenues                                            $ 423,000    $ 3,379,000

Loss on disposal                                    $(106,000)   $(1,871,000)
------------------------------------------------------------------------------

NOTE 6.  TRADE RECEIVABLES.

The following is a summary of the Company's trade accounts receivable at June 30, 1997:

------------------------------------------------------------------------------
Contract receivables:
  Completed contracts                                     $  2,174,000
  Uncompleted contracts                                      4,941,000
  Retention                                                  1,057,000
------------------------------------------------------------------------------
                                                             8,172,000
Less: allowance for doubtful accounts                       (2,075,000)
------------------------------------------------------------------------------

Contract receivables, net                                 $  6,097,000
------------------------------------------------------------------------------

Generally, the Company's contracts contain retention provisions that require certain percentages of completion be achieved before amounts under contracts may be billed. Retention is generally collected within one year after the completion of a contract.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has concentrations of credit risk along industry lines in manufacturing, aerospace, mining and food processing customers. The Company undertakes ongoing credit evaluation of its customers, however, collateral is generally not required. The Company typically deals with subcontractors under performance bonds and it generally has the right to file mechanics' liens to secure contractual obligations. Management believes that the allowance for doubtful accounts is sufficient to cover the Company's credit risk.

Sales to one customer accounted for approximately 18% of total contract revenues for the year ended June 30, 1997. During 1996, no one customer accounted for more than 10% of total revenue.

NOTE 7.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS.

The following information is applicable to uncompleted contracts of continuing operations at June 30, 1997:

-------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                          $ 54,400,000
Estimated earnings                                                 10,136,000
-------------------------------------------------------------------------------
                                                                   64,536,000
Less: billings to date                                            (60,302,000)
-------------------------------------------------------------------------------
                                                                 $  4,234,000
-------------------------------------------------------------------------------

These amounts are included in the accompanying balance sheet under the following captions at June 30, 1997:

-------------------------------------------------------------------------------

Costs and estimated earnings in excess of billings on
 uncompleted contracts                                           $  5,712,000

Billings in excess of costs and estimated earnings on
 uncompleted contracts                                              1,478,000
-------------------------------------------------------------------------------
                                                                 $  4,234,000
-------------------------------------------------------------------------------

Costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 1997 includes a claim, which is expected by management to be billed and collected within one year. The claim arises from a dispute with a customer over certain change orders and other contractual matters. The change orders were made at the request of the customer. In the opinion of independent contract analysis experts, the dispute over the change orders and other contractual matters provides a valid claim against the customer. Revenue from the claim is only recognized to the extent that contract costs relating to the claim have been incurred During the year ended June 30, 1997, approximately $2,200,000 of a $3,900,000 claim amount have been included in contract revenues.

NOTE 8.   LINES-OF-CREDIT, SHORT AND LONG-TERM DEBT AND CAPITAL LEASE
OBLIGATIONS.

The following is a summary of the Company's indebtedness at June 30, 1997:

-------------------------------------------------------------------------------
LINE OF CREDIT:
$500,000 line-of-credit pursuant to a loan agreement with a
financial institution, collateralized by substantially all assets of Advanced Control and a deed of trust on its real property, interest at the prime rate (2) plus 2.0% per annum.  The line
expires in November 1997.                                           $    75,000
-------------------------------------------------------------------------------
Total line-of-credit                                                $    75,000
-------------------------------------------------------------------------------

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Line-of-credit, short and long-term debt and capital lease obligations continued.

-------------------------------------------------------------------------------
RELATED PARTY:

Notes payable to an officer and a director of the Company,
interest at 10.0% per annum payable semiannually, due on
demand, unsecured.                                                  $    80,000

Notes payable to a director and former majority stockholders of Vision, interest at 8.0% per annum, monthly payments of
$10,000, unsecured.                                                      42,000


Note payable to relatives of a director and former majority
stockholders of Vision, interest at 10.0% per annum payable
quarterly, unsecured.                                                    20,000
-------------------------------------------------------------------------------
 Total related party                                                $   142,000
-------------------------------------------------------------------------------
SHORT-TERM DEBT:
Term loan pursuant to a loan agreement with a financial
institution, collateralized by substantially all assets of
Vision, interest at the prime rate (2) plus 2.0% per annum.
The loan matures in December 1997 and requires monthly
principal payments in the amount of $17,000 plus interest.          $   243,000

$1,000,000 term loan pursuant to a loan agreement with a
financial institution collateralized by substantially all
assets of All Control and guaranteed by an officer, interest at the prime rate (2) plus 3.5% per annum, monthly principal payments of $20,000.  Prior to February 10, 1997, this
obligation  was a $1,600,000 line-of-credit. In conjunction
with the acquisition of All Control, the line-of-credit was
converted to a term loan of $1,000,000 which is due on January
1, 1998.                                                                900,000

Term loan pursuant to a loan agreement with a financial
institution collateralized by substantially all assets and a deed of trust on the real property of Advanced Control.
Monthly principal and interest payments of $11,000, interest at the prime rate (2) plus 2.5% per annum.  The loan has a
balloon payment on the unpaid balance due November 1997.                404,000

Term loan payable to a bank, interest at the prime rate (2)
plus 2.0% per annum, collateralized by equipment and leasehold improvements of Vision, due on demand or if no demand, payable in monthly installments of $7,000 plus interest through April
1998.                                                                    69,000
-------------------------------------------------------------------------------
 Total short-term                                                   $ 1,616,000
-------------------------------------------------------------------------------
LONG-TERM DEBT:
9% convertible debentures with a small business investment
fund.  Outstanding borrowings bear interest at 9.0% per annum, interest payable monthly.  If the debentures are not sooner
redeemed or converted, a mandatory principal redemption is due beginning March 1, 1999 in the amount of 1% of the then
remaining principal amount outstanding. The debentures are
convertible into the Company's common stock at the rate of one share for each $1.50 of principal. The loan is collateralized by all the assets of Topro, Advanced Control, Management
Design and All Control .  During July and August, 1997, the
debenture holders converted $2,685,000 of principal into
1,790,032 shares of common stock. (1)                               $ 4,700,000

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Line-of-credit, short and long-term debt and capital lease obligations continued.

-------------------------------------------------------------------------------
Mortgage note payable to a bank, due in monthly installments of $2,941 including interest at 11.0% per annum, balloon
payment of remaining balance is due November 2001,
collateralized by a first deed of trust on Advanced Control's
land and building.                                                      255,000

Four year promissory note bearing interest at 8.0% per annum payable to a creditor.  Monthly payments of $6,103 are due
beginning May 1, 1996.  The promissory note is collateralized
by a second position on the real estate of Advanced Control.            185,000

Term loan payable to a bank, interest adjusted quarterly based upon the prime rate (2) plus 2.75% per annum, collateralized by a second security interest on substantially all assets of
Vision, guaranteed by the Small Business Administration and
personally guaranteed by an officer, which personal guarantee is collateralized by a third deed on the officer's residence, payable in monthly principal payments of $7,000 adjusted
quarterly, through September 2002.                                      274,000

Non-interest bearing note payable to Advanced Control's legal counsel payable over 30 months at $5,000 monthly beginning
April 1, 1996.  The note has been discounted using an
effective interest rate of 10.25%.                                       88,000

Various notes payable, due in monthly installments through
November 1998, collateralized by equipment and vehicles.                 37,000

Capital lease obligations secured by equipment.                         201,000
-------------------------------------------------------------------------------
Total long-term                                                     $ 5,740,000
-------------------------------------------------------------------------------

Total indebtedness                                                  $ 7,573,000
       Less current portion                                          (2,151,000)
-------------------------------------------------------------------------------
       Long-term portion                                            $ 5,422,000
-------------------------------------------------------------------------------

(1) The debentures include covenants which require the Company to maintain certain working capital and net worth ratios. At June 30, 1997, the Company was not in compliance with a certain financial covenant, however, the lender has agreed to waive its rights to declare a default for such violation and has reduced the minimum standards required for the ratio through December 1997 at which time management believes the Company will be in compliance with such covenants.

(2)  At June 30, 1997, the prime rate of interest was 8.50% per annum.

Scheduled principal payments for  years ending June 30 are as follows:

                                                    Related party       Other
-------------------------------------------------------------------------------
1998                                                  $142,000       $2,009,000
1999                                                      --            434,000
2000                                                      --            650,000
2001                                                      --            547,000
2002                                                      --            646,000
Thereafter                                                --          3,145,000
-------------------------------------------------------------------------------

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During September and October 1996, the Company issued 12% unsecured subordinated Series 1996-A Promissory Notes in the amount of $150,000. The Company paid the lenders fees in the amount of 2,500 shares of its common stock for each $50,000 of principal and an aggregate of 32,500 shares of its common stock as fees to extend the maturities of the notes. Notes in the principal amount of $100,000 plus accrued interest were repaid. The holder of a note in the principal amount of $50,000 converted its note into 35,000 shares of the Company's common stock at the rate of one share for each $1.50 of principal plus accrued interest of $3,000.

On October 30, 1996, the Company issued $1,200,000 of its 9% convertible debentures to the holder of $3,500,000 of its previously issued 9% convertible debentures.

During November 1996, the Company received requests from the holders of its 8% 270 day convertible notes to convert them into the Company's common stock. The entire principal in the amount of $375,000 was converted into 214,285 common shares at the rate of one share for each $1.75 of principal.

During March 1997, the Company received requests from the holders of $350,000 of its 10% senior convertible notes to convert them into units of the securities. The notes were converted at the rate of $.67 per unit for each $1.00 of principal plus accrued interest of $17,000. Each unit consisted of one share of common stock and one stock purchase warrant to purchase common stock. The stock purchase warrants are exercisable to purchase one share of common stock for $1.00 per share until March 31, 2000.

NOTE 9.  INCOME TAXES.

Deferred tax assets (liabilities) at June 30, 1997 are comprised of the following:

-----------------------------------------------------------------------
Current deferred tax assets (liabilities):
  Trade receivables                                 $    705,000
  Contract loss provisions                               122,000
  Deferred gain                                           60,000
  Accrued liabilities                                    267,000
  Property and equipment                                (143,000)
  Capitalized software                                  (689,000)
  Net operating loss carryfowards                      3,127,000
-----------------------------------------------------------------------
Total                                                  3,449,000
Less valuation allowance                              (3,449,000)
-----------------------------------------------------------------------

Net                                                 $       --
-----------------------------------------------------------------------

Income tax expense for the year ended June 30, 1997 relates to amounts currently payable for state income tax purposes. Income tax expense for the year ended June 30, 1997 does not bear the normal relationship to the expected tax benefit resulting from the loss incurred due to state taxes and the change in the valuation allowance. The Company recognized a 100% valuation allowance on the net deferred tax asset since it could not be determined if it was more likely than not it would be realized.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 1997, the Company had net operating loss carryforwards in the amount of approximately $9,000,000 for Federal income tax purposes. The loss carryforwards expire in 2008 through 2012. A portion of these carryforwards will be limited due to the change in control of acquired subsidiary companies.

NOTE 10.  STOCKHOLDERS' EQUITY.

During September 1995, a note holder converted $25,000 of notes and $1,000 of accrued interest into 39,102 shares of common stock and stock purchase warrants to purchase 39,102 shares of common stock. Each stock purchase warrant is exercisable to purchase one share of common stock for $1.00 through August 1998.

During September 1995, the Company completed a private placement of 435,000 shares of common stock and incurred offering costs in the amount of $11,000 in conjunction therewith.

During October 1995, the Company granted 50,000 stock purchase warrants to a public relations firm. Each warrant is exercisable to purchase one share of common stock for $1.00 through October 2000.

During November 1995 in conjunction with a loan agreement, the Company granted 14,286 stock purchase warrants to a financial institution. Each warrant is exercisable to purchase one share of common stock for $1.75 through November 2000.

During February and March 1996 in conjunction with the issuance of $3,500,000 of its 9% convertible debentures, the Company granted 375,000 stock purchase warrants to the lender. Each stock purchase warrant is exercisable to purchase one share of common stock for $1.50 through March 1999. The Company allocated $38,000 of the debenture proceeds to the warrants.

During December 1995 and January 1996, the Company issued $480,000 of its 12% convertible 180 day notes. The note holders were granted 240,000 stock purchase warrants. Each stock purchase warrant is exercisable to purchase one share of common stock for $1.00 through April 2000. During May 1996, the Company completed a private placement of units consisting of 800,000 shares of common stock and 240,000 stock purchase warrants. Each stock purchase warrant is exercisable to purchase one share of common stock for $1.00 through April 2000. The offering included the conversion of $465,000 of the Company's 12% convertible notes and $535,000 in cash proceeds. In conjunction with this offering, the Company granted the underwriter 150,000 stock purchase warrants. Each warrant is exercisable to purchase one share of common stock for $1.50 through March 2001.

During February 1996 in conjunction with a service agreement with its public relations firm, the Company granted 200,000 stock purchase warrants to the firm. Each stock purchase warrant is exercisable to purchase one share of common stock through October 2000 as follows: 50,000 exercisable at $1.25, 50,000 exercisable at $2.00, 50,000 exercisable at $2.50 and 50,000 exercisable at $3.00. The Company recognized $87,000 of expense as the value of the warrants which is being amortized over the two year term of the service agreement.

During April 1996, the Company granted 100,000 stock purchase warrants as additional compensation to its investment advisor. Each stock purchase warrant is exercisable to purchase one share of common stock for $2.56 through February 2001.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During January and June 1996, the Company issued 55,673 shares of its common stock and granted 50,000 stock purchase warrants in payment of $37,000 of interest on its debt. Each stock purchase warrant is exercisable to purchase one share of common stock for $2.00 through May 1999.

On November 27, 1996, the Company sold 700,000 shares of its $.0001 par value common stock and granted 70,000 stock purchase warrants in a private placement, receiving proceeds in the amount of $1,050,000. The stock purchase warrants are exercisable at any time before January 31, 1999 to purchase one share of common stock for $2.46.

On March 13, 1997, the Company called 1,043,449 redeemable stock purchase warrants, representing an equal number of underlying common shares, for redemption. The stock purchase warrants were exercisable by the holders to purchase one share of common stock at rates of $1.00 and $1.75 per share. Holders of warrants representing 906,327 shares of common stock exercised their rights thereunder. The Company received proceeds in the amount of $906,000. Upon the expiration of the exercise period, 122,836 warrants to purchase common stock for $1.00 per share and 14,286 warrants to purchase common stock for $1.75 per share were canceled due to non-exercise by the holders.

During March 1997, the Company sold 180,000 shares of its $.0001 par value common stock in a private placement, receiving proceeds in the amount of $270,000.

During April 1997, the holder of stock purchase warrants to purchase 32,870 and 24,537 shares of common stock for $.67 and $1.00, respectively, exercised its rights thereunder. The Company received proceeds in the amount of $46,560.

During April 1997, the Company lowered the exercise price from $4.25 to $1.00 per share to holders of stock purchase warrants to purchase 214,284 shares of common stock. The warrants were originally issued in connection with the sale of common stock by the Company. The holders exercised their rights thereunder and the Company received proceeds in the amount of $214,284.

During April 1997, the Company lowered the exercise price and extended the exercise period of its 662,000 publicly traded warrants. The warrants' exercise price was reduced to $3.50 from $4.25 and the exercise period was extended from June 17, 1997 until June 24, 1999. The warrants were originally issued in connection with the sale of common stock by the Company. The stock purchase warrants are redeemable by the Company at the exercise price if the closing price of its common shares is $6.38 or more for 20 consecutive trading days.

On April 29 and June 30, 1997, the Company sold 100,000 and 33,334 shares, respectively, of its Series A Convertible Preferred Stock and granted 300,000 and 100,000 common stock purchase warrants, respectively, in a private placement. The Company received proceeds in the amounts of $1,500,000 and $500,000, respectively. Each share of preferred stock has a stated value of $15.00 per share and is convertible at any time at the holder's option into 10 shares of the Company's $.0001 par value common stock at a rate of $1.50 per share of common stock, subject to adjustment. The preferred shares will automatically convert into common stock if, after one year from issue, the closing price of the Company's common stock for 20 consecutive trading days is $3.00 or more or on April 30, 2002, whichever occurs first. Each share of preferred stock shall receive a 6% cumulative dividend, payable quarterly, based upon its stated value and has voting rights on matters submitted to a vote of common stockholders equal to the number of common shares into which it may be converted. Each warrant may be exercised at any time until June 30, 1999 to purchase one share of the Company's common stock for $2.00 per share.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.  STOCK OPTIONS AND STOCK PURCHASE WARRANTS.

The following is a summary of changes in stock options and stock purchase warrants outstanding during the years ended June 30, 1996 and 1997. Each stock option and stock purchase warrant outstanding is exercisable to purchase one share of the Company's $.0001 par value common stock.

                                                               Weighted average
                                              Number of shares  exercise price
-------------------------------------------------------------------------------
Stock options:
Balance, July 1, 1995                               425,000         $2.26
  Granted                                         1,237,250          2.40
  Exercised                                              --           --
  Expired / cancelled                                    --           --
-------------------------------------------------------------------------------
Balance, June 30, 1996                            1,662,250         $2.37
  Granted                                         1,610,000          2.06
  Exercised                                         (90,000)          .74
  Expired / cancelled                                    --           --
-------------------------------------------------------------------------------
Balance, June 30, 1997                            3,182,250         $2.26
-------------------------------------------------------------------------------

Stock purchase warrants:
Balance, July 1, 1995                             2,380,019         $2.09
  Granted                                         1,590,345          1.45
  Exercised                                              --           --
  Expired / cancelled                               (60,000)         5.10
-------------------------------------------------------------------------------
Balance, June 30, 1996                            3,910,364         $1.79
  Granted                                         1,143,436          1.59
  Exercised                                      (1,178,016)          .99
  Expired / cancelled                              (137,121)         1.08
-------------------------------------------------------------------------------
Balance, June 30, 1997                            3,738,663         $2.00
-------------------------------------------------------------------------------

The following information summarizes stock options outstanding at June 30, 1997.

                     Outstanding                                   Exercisable
---------------------------------------------------------  -----------------------------
 Year of      Number     Weighted average     Range of        Number    Weighted average
expiration  Outstanding   exercise price   exercise price  exercisable   exercise price
---------------------------------------------------------  -----------------------------
   2002        575,000         $1.53        $1.39 - $1.54     575,000        $1.53
   2002        135,000         $3.65        $2.75 - $4.25     135,000        $3.65
   2003         10,000         $3.75                $3.75      10,000        $3.75
   2004         10,000         $3.50                $3.50      10,000        $3.50
   2005         20,000         $ .63                $ .63      20,000        $ .63
   2005         60,000         $1.20                $1.20      60,000        $1.20
   2006         37,250         $1.35        $1.25 - $1.63      37,250        $1.35
   2006        375,000         $2.15        $1.75 - $2.25     375,000        $2.15
   2007      1,276,667         $2.56        $2.25 - $2.75     576,667        $2.51
   2007        200,000         $1.78        $1.42 - $2.13         --         $ --
   2008        216,667         $2.42        $2.25 - $2.50         --         $ --
   2009        266,666         $2.44        $2.25 - $2.50         --         $ --
---------------------------------------------------------  -----------------------------
             3,182,250         $2.26        $0.63 - $4.25   1,798,917        $2.13
---------------------------------------------------------  -----------------------------

                                     F-22

                                  TOPRO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The weighted average grant date fair value of stock options granted during the year is summarized as follows.

                                                        Year ended June 30,
                                                      1997               1996
------------------------------------------------------------------------------
  Market value equal to exercise price                $0.37             $  --
  Market value greater than exercise price            $0.86             $1.17
  Market value less than exercise price               $0.74             $  --

------------------------------------------------------------------------------
The following information summarizes stock purchase warrants outstanding at June 30, 1997:

                        Outstanding                                         Exercisable
------------------------------------------------------------------------------------------------
     Year of       Number     Weighted average    Range of          Number     Weighted average
   expiration    Outstanding   exercise price   exercise price   exercisable    exercise price
------------------------------------------------------------------------------------------------
     1998          178,571         $2.00                 $2.00     178,571          $2.00
     1998          228,726         $1.00                 $1.00     228,726          $1.00
     1998          200,000         $3.47         $3.38 - $3.63     200,000          $3.47
     1999          105,673         $1.12         $1.00 - $1.25     105,673          $1.12
     1999          995,000         $2.06         $2.00 - $2.50     995,000          $2.06
     1999          712,000         $3.46         $3.00 - $3.50     712,000          $3.46
     2000          927,026         $0.93         $0.67 - $1.00     927,026          $0.93
     2000           50,000         $1.25                 $1.25      50,000          $1.25
     2000           66,667         $2.50                 $2.50      66,667          $2.50
     2001          150,000         $1.25                 $1.25     150,000          $1.25
     2001          100,000         $2.56                 $2.56     100,000          $2.56
     2007           25,000         $1.50                 $1.50      25,000          $1.50
------------------------------------------------------------------------------------------------
                 3,738,663         $2.00         $0.67 - $3.63   3,738,663          $2.00
------------------------------------------------------------------------------------------------

The weighted average grant date fair value of stock purchase warrants granted during the year is summarized as follows.

                                                        Year ended June 30,
                                                      1997               1996
------------------------------------------------------------------------------

  Market value equal to exercise price                $  --             $0.92
  Market value greater than exercise price            $0.53             $1.34
  Market value less than exercise price               $0.39             $0.59

------------------------------------------------------------------------------

The Company applies Accounting Principals Board Opinion 25 in accounting for stock options and stock purchase warrants granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated in the following table.

                                  TOPRO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       Years ended June 30,
                                                       1997            1996
-------------------------------------------------------------------------------

  Net loss as reported                              $(2,735,000)   $(1,855,000)
  Net loss pro forma                                $(3,377,000)   $(2,688,000)
  Net loss per share as reported                    $      (.31)   $     (0.40)
  Net loss per share pro forma                      $      (.38)   $     (0.58)

------------------------------------------------------------------------------

The fair value of each employee stock option and stock purchase warrant granted during the years ended June 30, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the pricing calculations were: expected volatility, 63%, risk free interest rate, 7.5%, expected annual dividends, none and estimated lives of the warrants and options of between one and two years.

NOTE 12. BENEFIT PLANS.

The Company maintains the 1997 Stock Option and Bonus Plan covering all employees, officers, directors and consultants to it. Under this plan, participants may be awarded qualified or non-qualified stock options and stock bonuses. The exercise price of an award of a qualified stock option may not be less than 100% of the market value on the date of the grant. The exercise price of an award of a non-qualified stock option may not be less than 85% of the market value on the date of the grant. The Company has reserved up to 1,500,000 shares of its common stock for awards under this plan. The Company made awards of 1,500,000 options under the plan during the year ended June 30, 1997.

The Company maintains the 1992 Employee Stock Purchase Plan covering all employees with a minimum of 3 months of service except those employees owning, directly or indirectly, more than 5% of its common stock. The Company executes purchase transactions on behalf of the participating employees through semi-annual purchases in the open market. The exercise price for participating employees shall be the lower of 85% of the fair market value of the Company's common stock at the beginning or end of each six month period. During the year ended June 30, 1997, participating employees elected to purchase 10,350 shares of the Company's common stock.

The Company maintains the 1992 Incentive Stock Option Plan. There are 250,000 shares of common stock reserved for issuance under the terms of the plan. Through June 30, 1996, 37,250 options have been granted under the plan. No awards were made under this plan during the year ended June 30, 1997. The exercise price of the options granted must be equal to or exceed the fair market value of the Company's common stock on the date of the grant.

The Company maintains 401(K) plans covering its employees and those of its subsidiaries. Matching contributions are made at the discretion of the Board of Directors. During the year ended June 30, 1997, the Company made matching contributions in the amount of $46,000. No matching contribution was made during the year ended June 30, 1996.

                          TOPRO, INC. AND SUBIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company maintains a profit sharing plan that covers all full-time employees with a minimum of 12 months of service who elect to enter the plan. At the option of the Board of Directors, an amount not to exceed that allowable under the Internal Revenue Code, as amended, may be contributed to the plan. The Company did not make contributions to the plan during the years ended June 30, 1997 and 1996

NOTE 13.  COMMITMENTS AND CONTINGENCIES.

CAPITAL AND OPERATING LEASE OBLIGATIONS. The Company leases certain pieces of equipment under capital leases. The following is an analysis of the net book value of equipment under capital leases at June 30, 1997:

------------------------------------------------------------------------------
                   Equipment                                      $  283,000

                   Accumulated depreciation                         (110,000)
------------------------------------------------------------------------------
                   Net book value                                 $  173,000
------------------------------------------------------------------------------

Depreciation on equipment under capital leases charged to expense during the years ended June 30, 1997 and 1996 was $33,000 and $2,000, respectively.

The Company leases office space, production facilities and equipment under operating leases. Rent expense under operating leases was $1,086,000 and $310,000 for the years ended June 30, 1997 and 1996, respectively.

The following is a summary of minimum future lease payments:

Years ending June 30,                Capital leases         Operating leases
------------------------------------------------------------------------------
      1998                               $112,000              $  988,000
      1999                                 79,000                 855,000
      2000                                 46,000                 725,000
      2001                                 17,000                 692,000
      2002                                     --                 413,000
      Thereafter                               --                 612,000
------------------------------------------------------------------------------
                                          254,000              $4,285,000
      Less amount representing interest    53,000
-------------------------------------------------
                                          201,000
      Current portion                     111,000
-------------------------------------------------
                                         $ 90,000
-------------------------------------------------

SALE AND LEASE-BACK ARRANGEMENT. In April 1995, the Company sold its corporate headquarters and production facility for $1,025,000 under a sale and lease-back arrangement. The Company used $770,000 of the proceeds to satisfy its obligations under two mortgage notes with financial institutions. The sale resulted in a deferred gain in the amount of $97,000 which is being amortized over the four year term of the lease.

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EMPLOYMENT AGREEMENTS. The Company has entered into the following employment and consulting agreements with officers, directors and other key present and former employees.

With an officer who is also a director, an agreement which expires in January 1999, but will be automatically renewed on each anniversary for one year periods unless written notice is provided by either party, providing for a minimum annual salary in the amount of $175,000 during the current contract period. The employment agreement provides for the granting of 450,000 stock options exercisable at $2.50 per share which vest as follows: January 1997,
100,000, December 1997, 150,000 and December 1998, 200,000.   The stock options
expire in January 2007.

With an officer, a 2 year employment agreement, which expires in February 1999 but will be automatically renewed on each anniversary for one year periods unless written notice is provided by either party, providing for minimum annual salary in the amounts of $135,000 and $145,000 during the first and second year, respectively, and a bonus of not less than $15,000 per year. The employment agreement provides for the granting of 300,000 stock options which vest as follows: July 1997, 100,000 at an exercise price of $1.42 per share; July 1998, 100,000 at an exercise price of $2.13 per share and July 2000, 100,000 at an exercise price of $2.49 per share. The stock options expire in May 2007.

With an officer, a 2 year employment agreement, which expires in July 1999 but will be automatically renewed on each anniversary for one year periods unless written notice is provided by either party, providing a minimum annual salary in the amount of $160,000. The employment agreement provides for the granting of 225,000 stock options which vest as follows: July 1997, 75,000 at an exercise price of $2.09 per share; July 1998, 75,000 at an exercise price of $3.14 per share and July 2000, 75,000 at an exercise price of $3.66 per share. The stock options expire in July 2007.

With an officer, a 2 year employment agreement, which expires in December 1998 but will be automatically renewed on each anniversary for one year periods unless written notice is provided by either party, providing a minimum annual salary in the amount of $150,000 and a bonus of not less than $18,000 during the first year and $15,000 during the second year. The employment agreement provides for the granting of 200,000 stock options with an exercise price of $2.25 which vest as follows: February 1997, 66,667; February 1998, 66,667 and February 1999, 66,666. The stock options expire in February 2007.

With a former major stockholder and officer of a subsidiary, a 6 month employment agreement and a consecutive 24 month consulting agreement which expires in October 1998 providing for minimum annual compensation in the amount of $140,000. With the spouse of this officer, who is also a former officer of the subsidiary, a 5 month employment agreement and a consecutive 24 month consulting agreement which expires in September 1998, providing for minimum annual compensation in the amount of $120,000. Each consulting agreement provides the granting of 150,000 stock options exercisable at $2.25 per share through October 2006.

With an officer and former sole stockholder of a subsidiary, a 2 year employment agreement which expires in August 1999 but will be automatically renewed for two year periods, providing for a minimum annual salary in the amount of $75,000. The employment agreement provides for the granting of 10,000 stock options exercisable at the then market price. The options are exercisable for ten year periods.

LEGAL PROCEEDINGS. At June 30, 1997, there is a proceeding involving a claim by the Company for damages included in its balance sheet under the caption of:
Costs and estimated earnings in excess of billings on uncompleted contracts (See Note 7). The claim, in the total amount of $3,900,000, arises from

                         TOPRO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a dispute with a customer regarding contractual disagreements primarily resulting from change orders. The Company is also party to various disputes involving contractual matters of contract compliance and payment of its billings. Management does not believe that the outcome of these disputes will have a material adverse effect on the Company's results of operations, its financial position or cash flows. The Company, in the routine course of business, utilizes legal services to protect lien rights on projects to secure payment of its outstanding accounts. At June 30, 1997, the Company has reserves for potential losses on contracts and an allowance for doubtful accounts in the amount of $2,445,000 resulting primarily from management's and counsel's assessment of legal proceedings.

RESTRICTED CASH. The cash balance at June 30, 1997 includes certificates of deposit in the amount of $125,000 which are restricted and being held by a bonding company to secure the Company's obligations under a performance bond.

OTHER CONTINGENCIES. During June 1996, the Company recognized a gain in the amount of $341,000. This gain related to the sale of stock the Company had purchased as an investment and later sold. Prior to June 1996, the gain was being deferred pending the outcome of certain contingencies associated with the sale agreement.

NOTE 14.  FOURTH QUARTER ADJUSTMENTS.

During the fourth quarter of fiscal 1997, the Company recorded an adjustment to the allowance for doubtful accounts and incurred an expense for the year ended June 30, 1997 in the amount of $944,000.

During the fourth quarter of fiscal 1996, the Company recorded adjustments to capitalized software development costs which had been incurred during the first three quarters of the year. The effect of these adjustments was to reduce the net loss by approximately $320,000.

NOTE 15.  RELATED PARTY TRANSACTIONS.

An officer of the Company is a Board member of a financial consulting company and a partner in its affiliate. The consulting company has made investments in private placements of the Company's securities. Since joining the Company, the officer has abstained in all matters relating to the financial consulting company's investment in the Company.

An officer and stockholder of the Company is also an owner of an entity for which the Company performs subcontract work. Billings to the related entity were approximately $1,154,000 during the year ended June 30, 1997.

NOTE 16.  PRO FORMA BALANCE SHEET AND SUBSEQUENT EVENTS.

The consolidated pro forma balance sheet at June 30, 1997 gives effect to the following transactions which occurred during the period July 1 - August 31, 1997.

- The conversion of $2,685,000 of the Company's 9% convertible debentures into 1,790,032 shares of its common stock.
- Cash proceeds in the amount of $4,616,000 received upon the exercise by the holders of 3,001,101 stock options and stock purchase warrants for 3,001,101 shares of common stock. For pro forma purposes, the cash proceeds were applied one half to the cash balance and one half to the reduction of accounts payable.

                                  TOPRO, INC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

During fiscal 1997, the Company changed its independent public accountants to the firm of BDO Seidman LLP. There have been no disagreements on accounting and financial disclosure matters with either its current or predecessor independent public accountants.

                                   PART III

Information required by Item 9-12 of Part III of Form 10-KSB is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Commission no later than October 28, 1997.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

The following exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:

2.1 Agreement and Plan of Merger dated July 26, 1995 regarding the acquisition of Management Design and Consulting Services, Inc. (A)

2.2 Agreement and Plan of Merger dated February 21, 1996 -- regarding the acquisition of Advanced Control Technology, Inc. (B)

2.3 Agreement of Merger dated May 17, 1996 -- regarding the acquisition of Visioneering Holding Corporation. (C)

2.4 Agreement of Merger dated December 31, 1996 -- regarding the acquisition of All Control Systems, Inc. (N)

2.5   Amendment number 1 to the All Control Systems, Inc. Agreement of Merger.
      (N)

3.3   Restated Articles of Incorporation.  Filed herewith. (L)

3.4 Amendment to Articles of Incorporation -- Designation of Series A preferred stock. (Q)

3.5   By Laws. (H)

10.1 $570,000 Variable Rate Secured Promissory Note and Security Agreement dated June 1, 1995 with J. Neal Ethridge. (D)

10.2 $190,000 Variable Rate Secured Promissory Note and Security Agreement dated June 1, 1995 with Gary Cansler. (D)

10.3 Promissory Note issued by Tech Sales, Inc. in favor of R. Larry Ethridge, the former Chairman of the Board of Director of the registrant, in the amount of $50,000. (I)

                                  TOPRO, INC.

10.4 Promissory Note issued by Tech Sales, Inc. in favor of William B. Heermann, Vice President of the registrant, in the amount of $30,000. (I)

10.5   1992 Employee Stock Purchase Plan. (J)

10.6   1992 Incentive Stock Option Plan. (J)

10.7 Agreement dated March 29, 1993 with Direct Measurement Corporation, whereby the Company invested $300,000 for an approximate 17% equity interest in Direct Measurement Corporation. An additional Agreement signed March 29, 1993, granted the Company an exclusive three year right to market Direct Measurement Corporation's products for three years throughout North America with non exclusive rights world wide. (J)

10.8 Non-Qualified Stock Option Agreement dated December 27, 1994 between the Registrant and John Jenkins. (D)

10.9 Asset Purchase Agreement dated May 5, 1997 -- regarding sale of certain operating assets of the Registrant's subsidiary, Sharp Electric Construction Company to Piper Electric Co., Incorporated.(F)

10.10  Agreement signed October 4, 1994 with Direct Measurement Corporation.
       (K)

10.11  Agreement dated December 6, 1994 with Direct Measurement Corporation. (D)

10.12  Stock Purchase Agreement dated November 7, 1995 -- regarding DMC shares.
       (G)

10.13  Loan Agreement -- Renaissance Capital Growth & Income Fund III, Inc.
       (B)

10.14  Employment Agreement dated July 27, 1995 between the Registrant and
       E. Gregory Fisher

10.15 Employment Agreement dated February 21, 1996 between the Registrant and Jon E. Walker. (B)

10.16 Loan Agreement and Convertible Debenture dated October 30, 1996 -- Renaissance Capital Growth & Income Trust, PLC. (M)

10.17  Employment and consulting agreement, as amended, with Michael Taylor.
       (M)

10.18  Employment and consulting agreement, as amended, with Kathleen Taylor.
       (M)

10.19 Employment agreement dated as of December 31, 1996 with Kevin Fallon, C.O.O. (O)

10.20 Employment agreement dated as of January 28,1997 with John Jenkins, Chairman of the Board of Directors, C.E.O. and President. (P)

                                  TOPRO, INC.

10.21  Employment agreement dated as of May 5,1997 with Douglas Kelsall,
       C.F.O. (R)

10.22  1997 Stock option and bonus plan. (R)

21.1   List of Subsidiaries (P).


       (A) Incorporated by reference from the Form 8-K Current Report dated August 10, 1995.

       (B) Incorporated by reference from the Registrant's Form 8-K Current Report dated February 21, 1996.

       (C) Incorporated by reference from the Registrant's Form 8-K Current Report dated May 30, 1996.

       (D) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended June 30, 1995.

       (E) Incorporated by reference from the Form 8-K Current Report dated January 23, 1995.

       (F) Incorporated by reference to Exhibit 2.1 to the Form 8-K Current Report dated May 2, 1995.

       (G) Incorporated by reference from the Registrant's Form 8-K Current Report dated November 8, 1995.

       (H) Incorporated by reference from Exhibit 3.3 to Registration Statement on Form S-1, File No. 33-47159, effective June 17, 1992.

       (I) Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended June 30, 1992.

       (J) Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended June 30, 1993.

       (K) Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended June 30, 1994.

       (L) Incorporated by reference from the Registrant's Registration Statement on Form SB-2, SEC file number 33-98788.

       (M) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 1996.

       (N) Incorporated by reference from the Registrant's Form 8-K dated December 31, 1996, as amended.

       (O) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended December 1996.

                                  TOPRO, INC.

       (P) Incorporated by reference from the Registrant's Registration Statement on Form S-3, SEC file number 333-170891, effective March 6, 1997.

       (Q) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended March 1997.

       (R)  Filed herewith.

-------------------------------------------------------------------------------

(b)  REPORTS ON FORM 8-K.

During the last quarter of the period covered by this report, the Company filed reports on Form 8-K as listed below. No financial statements were filed with these reports.

The following reports on Form 8-K reported information pursuant to "Item 5 -- Other Events".

       i.     Form 8-K dated April 18, 1997.
       ii.    Form 8-K dated April 29, 1997.
       iii.   Form 8-K dated May 14, 1997.
       iv.    Form 8-K dated June 5, 1997.
       v.     Form 8-K dated June 26, 1997.

The Company also filed a Form 8-K dated June 26, 1997 reporting, pursuant to
Item 4, a change in its certifying public accountant.

                                  TOPRO, INC.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Topro, Inc.


Date: October 8, 1997              By: /s/ John P. Jenkins
---------------------                 ------------------------------------------
                                           John P. Jenkins
                                           President and Chief Executive Officer


Date: October 8, 1997              By: /s/ Douglas H. Kelsall
---------------------                 ------------------------------------------
                                           Douglas H. Kelsall
                                           Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures           Title                                     Date
--------------------------------------------------------------------------------

 /s/ John P. Jenkins       Chairman of the Board,                October 8, 1997
------------------------   President, Chief Executive Officer
John P. Jenkins

 /s/ Kevin Fallon          Chief Operating Officer               October 8, 1997
------------------------
Kevin Fallon

 /s/ Douglas H. Kelsall    Chief Financial Officer,              October 8, 1997
------------------------   Secretary
Douglas H. Kelsall

 /s/ H. Robert Gill        Director                              October 8, 1997
------------------------
H. Robert Gill

 /s/ Robert Costello       Director                              October 8, 1997
------------------------
Robert Costello

 /s/ Robert Pearson        Director                              October 8, 1997
------------------------
 Robert Pearson