Form 10KSB/A
period 1997-06-30
TOPRO INC
filed 1997-10-27
CIK 874263

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A NO.1

 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

                       For the fiscal year ended June 30, 1997
                                          or
     Transition report pursuant to section 13 or 15 (d) of the Securities --- Exchange Act of 1934

                          Commission file number:  0 - 19167

                                     TOPRO, INC.
          -----------------------------------------------------------------
                 (Exact name of Small Business issuer in its charter)


            Colorado                                    84-1042227
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification. No.)
 incorporation or organization)

2525 West Evans Avenue, Denver, Colorado                    80219
----------------------------------------                 ----------
(Address of principal executive offices)                 (zip code)

Issuer's telephone number, including area code:    (303)  935-1221
                                                   ----------------

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.  Yes   X        No
              -----         -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any
amendment to this Form 10-KSB    .
                              ---

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

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               ----     -----

                                     TOPRO, INC.

                                     FORM 10-KSB

                                  Table of contents

PART I                                                                    Page

     Item 1         Description of business.                                 3

     Item 2         Description of property.                                 8

     Item 3         Legal proceedings.                                       9

     Item 4         Submission of matters to a vote of security
                    holders.                                                 9


PART II

     Item 5         Market for common equity and related stockholder
                    matters.                                                 9

     Item 6         Management's discussion and analysis or plan
                    of operation.                                           10

     Item 7         Financial statements.                                   16

     Item 8         Changes in and disagreements with accountants
                    on accounting and financial disclosure.                 17


PART III

     Item 9.        Directors and executive officers; Compliance
                    with Section 16(a) of the Exchange Act.                 17

     Item 10.       Executive compensation.                                 19

     Item 11.       Security ownership of certain beneficial owners and
                    management.                                             22

     Item 12.       Certain relationships and related transactions.         24


PART IV

     Item 13        Exhibits and reports on Form 8-K.                       24

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

                                     TOPRO, INC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On June 26, 1997, the Company dismissed Hein + Associates LLP as its independent accountants and retained the firm of BDO Seidman LLP. Hein + Associates' report for the years ended June 30, 1995 and 1996 did not contain an adverse opinion or disclaimer of opinion and it was not modified as to uncertainty, audit scope or accounting principles. This change in independent accountants was approved by the Company's Board of Directors. There have been no disagreements with Hein + Associates on any matter accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are listed below. Directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Executive officers are elected by the Board of Directors and hold office until their successors are elected and qualified.

The following table sets forth the names and ages of all directors and executive officers and all persons nominated to serve as directors and the positions and offices that each such person holds with the Company.


     Name                         Age        Position
--------------------------------------------------------------------------------
     John P. Jenkins(1)           47         Chairman of the Board, President
                                             and Chief Executive Officer

     H. Robert Gill               59         Director

     Robert L. Costello(1)        46         Director

     Robert Pearson(1)            62         Director

     Kevin Fallon                 44         Chief Operating Officer

     Douglas H. Kelsall           43         Chief Financial Officer
                                             and Secretary

     Lawrence B. Hagewood         48         Executive Vice President,
                                             Sales and Marketing
--------------------------------------------------------------------------------
(1)   Member of Audit Committee and Compensation Committee.

Jon E. Walker, H.R. Hodge and R. Larry Ethridge resigned their positions as Board members during May 1997, June 1997 and August 1997, respectively.

BIOGRAPHICAL INFORMATION.

John P. Jenkins. Mr. Jenkins has served as President, Chief Executive Officer, and a Director of the Company since January 1995 and as Chairman of the Board of Directors since August 1997. Mr. Jenkins has broad domestic and international operating experience in technology intensive businesses with divisional profit and loss responsibility in a Fortune 200 company. Prior to joining the Company, Mr. Jenkins served as president of Morgan Technical Ceramics, Inc., a wholly-owned subsidiary of Morgan

                                     TOPRO, INC.

Crucible plc, a diversified industrial products company based in England and publicly-traded on the London stock exchange. Prior to his tenure at Morgan Technical, Mr. Jenkins was Vice President and General Manager of the Structural Ceramic Division Coors Ceramics Company, a subsidiary of the Adolph Coors Company. Mr. Jenkins holds a Bachelor of Science degree in Mechanical Engineering from the University of Washington, and a Juris Doctor degree from the University of Denver.

H. Robert Gill. Mr. Gill has been a director of the Company since October, 1992. From 1989 until 1996, Mr. Gill served as President, Chief Executive Officer and a Director of ConferTech International Inc., a publicly held audio tele-conferencing firm headquartered in Westminster, Colorado. From 1983 to 1988, he served as President of the Industrial Systems Divisions of Ball Corporation, a manufacturer of factory automation and control equipment. For seven years prior to joining Ball Corporation, Mr. Gill served as Director of Marine Products and Operations for Magnavox Corporation. Mr. Gill holds directorships in the following public companies: QualMark Corporation, MOSAIX, Inc., Online System Services, Inc. and Spatial Technologies, Inc.

Robert L. Costello. Mr. Costello has been a director of the Company since May 1997. Mr. Costello has served as Executive Vice President of URS Greiner, Inc. and Vice President and Director of URS Corporation since April 1996. He has served as a Director and Chief Executive Officer of Greiner Engineering, Inc. from August 1995 to March 1996, President and Chief Operating Officer of Greiner Engineering, Inc. from February 1994 to August 1995 and Vice President and Chief Financial Officer of Greiner Engineering, Inc. from 1987 to February 1994. Mr. Costello holds a Bachelor of Arts degree from Western State College of Colorado and a Master of Business Administration from the University of Oregon.

Robert Pearson. Mr. Pearson has been a director of the Company since May 1997. Mr. Pearson has been associated with Renaissance Capital Group, Inc. since April 1994, presently serving as Senior Vice President, Director of Corporate Finance. He served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years prior to that time, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985. Mr. Pearson holds a Bachelor of Science Degree from the University of Maryland and a Master of Business Administration from the University of Michigan. Mr. Pearson hold directorships in the following public companies: Poore Brothers, Inc. and Interscience Computer.

Kevin Fallon. Mr. Fallon has served as Chief Operating Officer since joining the Company in December 1996. During 1982, Mr. Fallon founded and acted as President and Chief Executive Officer of All Control Systems, Inc., which the Company acquired in December 1996. Prior to that time, Mr. Fallon held management positions in quality and process control, design engineering and testing and sales engineering. Mr. Fallon holds a Bachelor of Science degree from Drexel University and a Master of Business Administration from the Wharton School of Business, University of Pennsylvania.

Douglas H. Kelsall. Mr. Kelsall has served as Chief Financial Officer of the Company since July 1997. Mr. Kelsall served as Chief Financial Officer of Evolving Systems, Inc., a company engaged in software development, from December 1995 to June 1997, as President of Caribou Capital Corporation from June 1993 to December 1995 and in various management and Vice President positions at Colorado National Bank from October 1978 to June 1993. Mr. Kelsall holds a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration degree from the University of Denver.

Lawrence B. Hagewood. Mr. Hagewood has served as Executive Vice President of the Company since September 1997. Mr. Hagewood served for six years as Group Vice President of the Systems Business for Elsag Bailey, a global leader for automation solutions to the industrial manufacturing market prior to joining the Company. Mr. Hagewood has a Bachelor of Science degree from Auburn University in Nuclear Physics.

                                     TOPRO, INC.

COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and officers and persons who own more than ten percent of its equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16 (a) reports filed.

Based solely on its review of the copies of the reports it received from persons required to file, and written representations it received from these persons, the Company believes that during the fiscal year ended June 30, 1997 all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with except as follows: the Form 3 due ten days following the election of Kevin Fallon and Douglas Kelsall as executive officers, were not timely filed; Mr. Fallon did not timely file one report on Form 4; and R. Larry Ethridge, who served as Chairman during the 1997 fiscal year, did not timely file two reports on Form 4.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

During the past five years, no director or executive officer of the Company has been involved in legal proceedings of the nature required to be disclosed by this item.

ITEM 10.  EXECUTIVE COMPENSATION.

(a) (b)  SUMMARY COMPENSATION TABLE.

The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of its four most highly compensated executive officers who earned total salary and bonus in excess of $100,000 per annum during the fiscal year ended June 30, 1997.

----------------------------------------------------------------------------------------------------------------------------
                                                                                Long-term compensation
                                                                        --------------------------------------
                                         Annual compensation                    Awards                 Payouts
                                     -------------------------------------------------------------------------------
          (a)               (b)         (c)       (d)       (e)            (f)          (g)              (h)          (i)
--------------------------------------------------------------------  ------------------------------------------------------
                                                           Other        Restricted    Security                        All
     Name and                                              annual         stock      underlying         LTIP         other
Principal position         Year       Salary     Bonus      comp          awards    options/SARs       payouts      comp(1)
--------------------------------------------------------------------  ------------------------------------------------------
John P. Jenkins            1997      $165,000   $30,000      --             --       450,000(2)          --         $7,726
Chairman, President and    1996      $146,416      --        --             --          --               --           --
Chief Executive            1995(3)   $ 40,000      --        --             --       315,000(2)          --           --

Kevin Fallon               1997(4)   $ 87,500   $18,000      --             --       200,000(5)          --         $7,007
Chief Operating            1996          --        --        --             --          --               --           --
Officer                    1995          --        --        --             --          --               --           --

Jon E. Walker(6)           1997      $145,210      --        --             --          --               --           --
Former Director,           1996(7)   $ 84,000   $50,000      --             --          --               --           --
Executive Officer          1995          --        --        --             --          --               --           --
----------------------------------------------------------------------------------------------------------------------------



                                     TOPRO, INC.

(1)  Represents the value of term life insurance, the premiums for which were
paid by the Company, and    the value of an automobile provided for the
executive's personal use.

(2) John P. Jenkins was granted non-qualified options to purchase 315,000 and 450,000 shares of common stock in connection with his employment agreement dated December 27, 1994 and the extension of the employment agreement dated January 28, 1997, respectively. At June 30, 1997, 335,000 options were exercisable.

(3)  Represents compensation commencing January 23, 1995.

(4)  Represents compensation commencing December 1, 1996.

(5) Kevin Fallon was granted non-qualified options to purchase 200,000 shares of common stock in connection with his employment agreement dated December 1, 1996. At June 30, 1997, 66,667 options were exercisable.

(6) Jon E. Walker resigned his Board of Director membership and his executive officer position on May 30, 1997.

(7)  Represents compensation commencing January 1, 1996.

(C)  OPTION AND STOCK APPRECIATION RIGHT GRANTS TABLE.

The following table sets forth information regarding the grant of options and stock appreciation rights during the fiscal year ended June 30, 1997, to any of the executive officers required to be named in the Summary Compensation Table.

--------------------------------------------------------------------------------------------------------------------------------
            (a)                       (b)                        (c)                        (d)                       (e)
                                   Number of               Percent of total
                                   Securities              options or SARs
                               underlying options        granted to employees        Exercise or base
           Name                 or SARs granted             in fiscal year          price ($ per share)         Expiration date
--------------------------------------------------------------------------------------------------------------------------------
 John P. Jenkins                    100,000                      6.5%                      $2.50              January 2007
                                    150,000                      9.8%                      $2.50              December 2007
                                    200,000                     13.0%                      $2.50              December 2008

 Kevin Fallon                        66,667                      4.3%                      $2.25              February 2007
                                     66,667                      4.3%                      $2.25              February 2008
                                     66,666                      4.3%                      $2.25              February 2009
--------------------------------------------------------------------------------------------------------------------------------

(d) AGGREGATED OPTION AND STOCK APPRECIATION RIGHT EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION AND STOCK APPRECIATION RIGHT VALUES.

The following table sets forth information regarding option and stock appreciation right exercises during the fiscal year ended June 30, 1997, by any of the executive officers required to be named in the Summary Compensation Table.

                                     TOPRO, INC.

          (a)                    (b)                  (c)                       (d)                              (e)
-------------------------------------------------------------------------------------------------------------------------------
                                                                        Number of securities                   Value of
                                                                             underlying                  unexercised in-the-
                              Number of                                unexercised options or              money options or
                           shares acquired                            SARs at fiscal year end          SARs at fiscal year end
          Name               on exercise         Value realized      Exercisable/unexercisable        Exercisable/unexercisable
-------------------------------------------------------------------------------------------------------------------------------
 John P. Jenkins:             87,500                 $113,750
      Exercisable                                                               335,000                           $70,800(1)
      Unexercisable                                                             350,000                           $  --  (2)

 Kevin Fallon:                  --                   $   --
      Exercisable                                                                66,667                           $  --  (2)
      Unexercisable                                                             133,333                           $  --  (2)
-------------------------------------------------------------------------------------------------------------------------------


(1) The year-end value represents the difference between the option exercise prices (ranging from $1.20 to $1.75 per share) and the $2.03 market value of the Company's common stock on June 30, 1997, multiplied by the number of shares under option. Market value represents the closing price reported by NASDAQ on June 30, 1997.

(2)  Exercise price greater than year-end market value.

(e)  LONG-TERM INCENTIVE PLAN AWARDS.

During the fiscal year ended June 30, 1997, the Company did not make any long-term incentive plan awards not disclosed above.

(f)  COMPENSATION OF DIRECTORS.

The Company pays no cash compensation to directors for their services as such. It is the Company's practice to make annual grants of non-qualified stock options to purchase shares of its common stock to directors who are not employees. No such grant was made during fiscal 1996. During fiscal 1997, the Company granted non-qualified stock options to purchase 30,000 shares each to H. Robert Gill and H. R. Hodge for their services as directors during fiscal 1996 and 1997.

(g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

The Company has entered into the following employment agreements with the executive officers required to be named in the Summary Compensation Table.

The Company has a two year employment agreement with John Jenkins which expires in January 1999, but will be automatically renewed on each anniversary for one year periods unless written notice is provided by either party, providing for a minimum annual salary in the amount of $175,000 during the current contract period. The employment agreement provides for the granting of 450,000 stock options exercisable at $2.50 per share which vest as follows: January 1997, 100,000, December 1997, 150,000 and December 1998, 200,000. The stock options expire in January 2007. The Company is obligated to pay the premium on a term life insurance policy with a death benefit of $500,000 for which Mr. Jenkins names the beneficiary. In the event of a change in control, the Company is obligated to pay Mr. Jenkins his base salary then in effect for a period of 24 months following a notice of termination.

                                     TOPRO, INC.

The Company has a two year employment agreement with Kevin Fallon which expires in December 1998 but will be automatically renewed on each anniversary for one year periods unless written notice is provided by either party, providing a minimum annual salary in the amount of $150,000 and a bonus of not less than $18,000 during the first year and $15,000 during the second year. The employment agreement provides for the granting of 200,000 stock options with an exercise price of $2.25 which vest as follows: February 1997, 66,667; February 1998, 66,667 and February 1999, 66,666. The stock options expire in February 2007. The Company is obligated to pay the premium on a term life insurance policy with a death benefit of at least $250,000 for which Mr. Fallon names the beneficiary. In the event of a change in control, the Company is obligated to pay Mr. Fallon his base salary then in effect for a period of 12 months following a notice of termination.

On February 21, 1996, the Company entered into an employment agreement with Jon
E. Walker which expires on August 21, 1998. On May 30, 1997, Mr. Walker resigned his employment and as a director of the Company. Effective May 30, 1997, the Company entered into a consulting agreement with Mr. Walker for a period expiring August 31, 1998. The consulting agreement provides that Mr. Walker will be paid a monthly retainer of $14,000 and a fee of $200 per hour for time devoted at the request of the Company. In the event of a change in control, any remaining obligation under the consulting agreement will be immediately due and payable.

(h)  REPORT ON REPRICING OF OPTIONS AND STOCK APPRECIATION RIGHTS.

During the fiscal year ended June 30, 1997, the Company did not amend or adjust the terms of any stock option or stock appreciation right previously awarded to any of the named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of October 6, 1997, the number of shares of the Company's voting securities beneficially owned by (a) any person (including any "group") who is known by the Company to be the beneficial owner of more than five percent of any class of its voting securities and (b) the percentage of ownership of the outstanding shares of each class represented by such shares. The shareholder listed below is deemed to be the beneficial owner of shares of common stock underlying convertible securities and stock purchase warrants which are exercisable within 60 days from October 6, 1997.


----------------------------------------------------------------------------------------------------
        (1)                          (2)                           (3)                   (4)
                               Name and address             Amount and nature
  Title of class             of beneficial owner           of beneficial owner   Percentage of class
----------------------------------------------------------------------------------------------------
   Common stock    ProFutures Bridge Capital Fund, L.P.
                   5350 South Roslyn Street
                   Englewood, Colorado 80111                    1,358,340                7.4%
----------------------------------------------------------------------------------------------------


The following table sets forth, as of October 6, 1997, the number of shares of the Company's equity securities beneficially owned by (a) its directors and executive officers, individually, and its executive officers and directors as a group and (b) the percentage of ownership of the outstanding shares of each class represented by such shares. The common stockholders listed below are deemed to be the beneficial owners of shares of underlying options and warrants which are exercisable within 60 days of October 6, 1997.

                                     TOPRO, INC.


-------------------------------------------------------------------------------------------------------------
       (1)                       (2)                                (3)                           (4)
                           Name and address                  Amount and nature
 Title of class          of beneficial owner                of beneficial owner           Percentage of class
-------------------------------------------------------------------------------------------------------------
  Common stock          John P. Jenkins
                        2525 West Evans Avenue
                        Denver, Colorado 80219                   587,142(1)                       3.5%

  Common stock          Kevin Fallon
                        2525 West Evans Avenue
                        Denver, Colorado 80219                 1,433,307(2)                       8.6%

  Common stock          Douglas H. Kelsall
                        2525 West Evans Avenue
                        Denver, Colorado 80219                   113,600(3)                       --(8)

  Common stock          Lawrence B. Hagewood
                        2525 West Evans Avenue
                        Denver, Colorado 80219                    75,000(4)                       --(8)

  Common stock          Robert Pearson
                        8080 No. Central Expressway
                        Suite 210-LB 59
                        Dallas, Texas 75206                    1,343,301(5)                       7.5%

  Common stock          H. Robert Gill
                        2525 West Evans Avenue
                        Denver, Colorado 80219                    45,000(6)                       --(8)

  Common stock          All executive officers and
                        directors as a group                   3,597,350(7)                      20.8%
-------------------------------------------------------------------------------------------------------------

(1) Includes 335,000 shares that are subject to the exercise of stock options and 57,071 shares that are subject to the exercise of stock purchase warrants that are exercisable held by Mr. Jenkins.

(2) Includes 66,667 shares that are subject to the exercise of stock options that are exercisable held by Mr. Fallon.

(3) Includes 100,000 shares that are subject to the exercise of stock options that are exercisable held by Mr. Kelsall.

(4) Represents shares that are subject to the exercise of stock options that are exercisable held by Mr. Hagewood.

(5) Represents shares that are subject to the conversion of the Company's 9% convertible debentures held by two investment funds that are advised by Renaissance Capital Group. Mr. Pearson has disclaimed beneficial ownership of these shares.

(6) Represents shares that are subject to the exercise of stock options that are exercisable held by Mr. Gill.

(7) Includes 678,738 shares that are subject to the exercise of stock options and stock purchase warrants that are exercisable held by all executive officers and directors as a group.

(8)  Less than 1/10 of one percent.

                                     TOPRO, INC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

The following exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:

2.1 Agreement and Plan of Merger dated July 26, 1995 regarding the acquisition of Management Design and Consulting Services, Inc. (A)

2.2 Agreement and Plan of Merger dated February 21, 1996 - regarding the acquisition of Advanced Control Technology, Inc. (B)

2.3 Agreement of Merger dated May 17, 1996 - regarding the acquisition of Visioneering Holding Corporation. (C)

2.4 Agreement of Merger dated December 31, 1996 - regarding the acquisition of All Control Systems, Inc. (N)

2.5      Amendment number 1 to the All Control Systems, Inc. Agreement of
         Merger. (N)

3.3      Restated Articles of Incorporation.  Filed herewith. (L)

3.4 Amendment to Articles of Incorporation - Designation of Series A preferred stock. (Q)

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

                                     TOPRO, INC.

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

10.8 Non-Qualified Stock Option Agreement dated December 27, 1994 between the Registrant and John Jenkins. (D)

10.9 Asset Purchase Agreement dated May 5, 1997 - regarding sale of certain operating assets of the Registrant's subsidiary, Sharp Electric Construction Company to Piper Electric Co., Incorporated.(F)

10.10    Agreement signed October 4, 1994 with Direct Measurement Corporation.
         (K)

10.11    Agreement dated December 6, 1994 with Direct Measurement Corporation
         (D).

10.12 Stock Purchase Agreement dated November 7, 1995 - regarding DMC shares. (G)

10.13    Loan Agreement - Renaissance Capital Growth & Income Fund III, Inc.
         (B)

10.14 Employment Agreement dated July 27, 1995 between the Registrant and E. Gregory Fisher

10.15 Employment Agreement dated February 21, 1996 between the Registrant and Jon E. Walker. (B)

10.16 Loan Agreement and Convertible Debenture dated October 30, 1996 - Renaissance Capital Growth & Income Trust, PLC. (M)

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

10.19 Employment agreement dated as of December 31, 1996 with Kevin Fallon, C.O.O. (O)

10.20 Employment agreement dated as of January 28,1997 with John Jenkins, Chairman of the Board of Directors, C.E.O. and President. (P)

10.21    Employment agreement dated as of May 5,1997 with Douglas Kelsall,
         C.F.O.  (R)

10.22    1997 Stock option and bonus plan.  (R)

21.1     List of Subsidiaries (P).

                                     TOPRO, INC.

--------------------------------------------------------------------------------
    (A)  Incorporated by reference from the Form 8-K Current Report dated
         August 10, 1995.

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

    (K) Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended June 30, 1994

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

    (R)  Filed herewith.
--------------------------------------------------------------------------------

                                      TOPRO, INC.

(b)  REPORTS ON FORM 8-K.

    During the last quarter of the period covered by this report, the Company filed reports on Form 8-K as listed below. No financial statements were filed with these reports.

    The following reports on Form 8-K reported information pursuant to "Item 5 - Other Events".

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

                                            Topro, Inc.


    Date: October 24, 1997                  By:  /s/ John P. Jenkins
     ----------------------                     -----------------------------
                                                      John P. Jenkins
                                                      President and Chief
                                                      Executive Officer


    Date: October 24, 1997                  By:  /s/ Douglas H. Kelsall
     ----------------------                     -----------------------------
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

    Signatures                                   Title                                   Date
----------------------------------------------------------------------------------------------------------
 /s/ John P. Jenkins                             Chairman of the Board,                  October 24, 1997
-----------------------------------              President, Chief Executive Officer
John P. Jenkins

 /s/ Kevin Fallon                                Chief Operating Officer                 October 24, 1997
-----------------------------------
Kevin Fallon

 /s/ Douglas H. Kelsall                          Chief Financial Officer,                October 24, 1997
-----------------------------------              Secretary
Douglas H. Kelsall

 /s/ H. Robert Gill            __                Director                                October 24, 1997
-----------------------------------
H. Robert Gill

 /s/ Robert Costello                             Director                                October 24, 1997
-----------------------------------
Robert Costello

/s/ Robert Pearson                               Director                                October 24, 1997
-----------------------------------
Robert Pearson
--------------
----------------------------------------------------------------------------------------------------------