Form 10QSB
period 1997-09-30
TOPRO INC
filed 1997-11-14
CIK 874263

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                  September 30, 1997
                               ----------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission File Number                       0-19167
                       -------------------------------------------------------

                                     TOPRO, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


       Colorado                                      84-1042227
------------------------                    ---------------------------------
(State of incorporation)                    (IRS Employer Identification No.)

          2525 West Evans Avenue             Denver, Colorado     80219
---------------------------------------      -----------------------------
(Address of principal executive offices)      (city)  (state)   (zip code)

                                   (303) 935-1221
                    ---------------------------------------------
                    Issuer's telephone number including area code

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X            NO
                                -----              -----

The number of shares outstanding of the issuer's $0.0001 par value common stock on November 3, 1997 was 16,663,453.

Transitional Small Business Disclosure format (check one):

                            YES                NO    X
                                -----              -----

                                     TOPRO, INC.

                              FORWARD-LOOKING STATEMENTS


Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Act and Section 21E of the 1934 Act. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to integrate operations of recently acquired subsidiaries and failure to capitalize upon access to new clientele. Additional risks and uncertainties which may affect forward-looking statements about the Company's Plant Y2K One-TM- business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive Y2K solution, delays in market awareness of Topro and its product and service solutions, possible delays in Topro product roll out, which could have an immediate and material adverse effect by placing Topro behind its competitors for a time sensitive product and inability to engage qualified staff as needed. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.


                             TOPRO, INC. AND SUBSIDIARIES


                             CONSOLIDATED BALANCE SHEETS

                                                  September 30, 1997  June 30, 1997
-----------------------------------------------------------------------------------
                                                      (Unaudited)
                   ASSETS
CURRENT ASSETS:
  Cash                                                $ 1,108,000      $  907,000
  Receivables (Note 3):
    Trade, net of allowance for doubtful accounts       6,471,000       6,097,000
    Other receivables                                      25,000          20,000
    Costs and estimated earnings in excess of
      billings on uncompleted contracts (Note 2)        6,109,000       5,712,000
    Inventories                                           202,000         174,000
    Prepaid expenses and other                            354,000         222,000
-----------------------------------------------------------------------------------
          Total current assets                         14,269,000      13,132,000

  PROPERTY AND EQUIPMENT, at cost:
    Building and land                                     850,000         850,000
    Furniture and equipment                             2,944,000       2,820,000
    Leasehold improvements                                797,000         786,000
-----------------------------------------------------------------------------------
                                                        4,591,000       4,456,000
    Accumulated depreciation and amortization          (1,967,000)     (1,823,000)
-----------------------------------------------------------------------------------
          Net property and equipment                    2,624,000       2,633,000

  CAPITALIZED SOFTWARE COSTS, net of
    accumulated amortization                            2,576,000       2,025,000

  OTHER ASSETS
    Excess of cost over fair value of assets
      acquired, net of amortization                     8,373,000       8,538,000
    Debt issuance costs, net of
     accumulated amortization                             338,000         274,000
    Other assets                                          254,000         284,000
-----------------------------------------------------------------------------------
TOTAL ASSETS                                          $28,434,000     $26,886,000
-----------------------------------------------------------------------------------


               The accompanying notes are an integral part of
                   the consolidated financial statements.

                             TOPRO, INC. AND SUBSIDIARIES


                             CONSOLIDATED BALANCE SHEETS



                                                           September 30, 1997   June 30, 1997
---------------------------------------------------------------------------------------------
                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Line of credit (Note 4)                                      $   475,000       $    75,000
  Current portion of long-term debt (Note 4):
     Related parties                                               100,000           142,000
     Financial institutions and other                            1,380,000         1,823,000
     Capital lease obligations                                     101,000           111,000
  Accounts payable                                               5,043,000         7,247,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                     1,312,000         1,478,000
  Accrued expenses                                               1,391,000         1,718,000
  Reserve for contract losses                                      370,000           370,000
---------------------------------------------------------------------------------------------
          Total current liabilities                             10,172,000        12,964,000

  LONG-TERM DEBT, NET OF CURRENT PORTION (Notes 4 and 5):
     Financial institutions and other                            2,599,000         5,332,000
     Capital lease obligations                                     156,000            90,000
---------------------------------------------------------------------------------------------
          Total long-term debt                                   2,755,000         5,422,000

  DEFERRED GAIN                                                     19,000            24,000

  STOCKHOLDERS' EQUITY (Note 5):
     Preferred stock, par value $.0001 per share; authorized
       10,000,000 shares, 133,334 shares issued and                       --                --
       outstanding, September 30 and June 30, 1997
     Common stock, par value $.0001 per share; authorized
       200,000,000 shares; 16,603,453 and 11,709,605
       issued and outstanding September 30 and
       June 30, 1997, respectively                                   2,000             1,000

     Additional paid-in capital                                 23,614,000        15,998,000
     Accumulated deficit                                        (8,128,000)       (7,523,000)
---------------------------------------------------------------------------------------------
          Total stockholders' equity                            15,488,000         8,476,000

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $28,434,000       $26,886,000
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of
                   the consolidated financial statements.

                                     TOPRO, INC.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                     For the three months ended September 30,
                                                         1997          1996
------------------------------------------------------------------------------
REVENUES                                              $11,319,000   $7,967,000

COST OF SALES                                           7,494,000    5,082,000
------------------------------------------------------------------------------
GROSS PROFIT                                            3,825,000    2,885,000

EXPENSES:
  Sales expenses                                          827,000      598,000
  General and administrative expenses                   3,151,000    1,932,000
  Amortization of capitalized software and goodwill       276,000      103,000
------------------------------------------------------------------------------
                                                        4,254,000    2,633,000


OTHER INCOME (EXPENSE):
  Gain (loss) on sale of assets                                --       (3,000)
  Interest expense                                       (165,000)    (172,000)
  Other                                                    19,000        4,000
------------------------------------------------------------------------------
                                                         (146,000)    (171,000)

NET INCOME (LOSS)                                     $  (575,000)  $   81,000
------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS   $  (605,000)  $   81,000
------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE                           $     (0.04)  $     0.01
------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING DURING THE PERIOD    15,030,634    7,841,716
------------------------------------------------------------------------------
------------------------------------------------------------------------------

               The accompanying notes are an integral part of
                   the consolidated financial statements.

                             TOPRO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                                  For the three months ended
                                                                                          September 30,
                                                                                       1997           1996
------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $  (575,000)    $   81,000
Adjustments to reconcile net cash (used in) provided by operating activities:
     Depreciation                                                                     163,000        143,000
     Amortization of goodwill and capitalized software costs                          276,000         87,000
     Amortization of debt offering costs                                               13,000         22,000
     Allowance for doubtful accounts                                                   11,000        (33,000)
     Gain on sale of fixed assets                                                         --           3,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable - trade                                                     (385,000)     1,654,000
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                                             (397,000)       (29,000)
     Inventories                                                                      (28,000)        (3,000)
     Prepaid expenses and other                                                       (66,000)       (75,000)
   Increase (decrease) in:
     Accounts payable                                                              (2,204,000)      (145,000)
     Accrued expenses                                                                (327,000)      (899,000)
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                                             (166,000)      (594,000)
------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                (3,685,000)       212,000
------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                           (167,000)       (19,000)
     Capitalized software costs                                                      (663,000)      (161,000)
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (830,000)      (180,000)
------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from the issue of notes and other borrowings                            401,000         51,000
     Principal payments on notes and other borrowings                                (558,000)      (163,000)
     Proceeds from the exercise of warrants and options                             4,903,000            --
     Preferred stock dividend                                                         (30,000)           --
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 4,716,000       (112,000)
------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                           201,000        (80,000)

CASH, BEGINNING OF PERIOD                                                             907,000        236,000
------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                               $ 1,108,000     $  156,000
------------------------------------------------------------------------------------------------------------

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
------------------------------------------------------------------------------------------------------------
      Cash paid for interest                                                      $   166,000     $  172,000
------------------------------------------------------------------------------------------------------------

    SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
------------------------------------------------------------------------------------------------------------
      Conversion of debt to common stock                                          $ 2,685,000     $      --
      Purchase of equipment under capital lease                                        80,000            --
------------------------------------------------------------------------------------------------------------

           The accompanying notes are an integral part of the consolidated financial statements.

                             TOPRO, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL INFORMATION.

The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1997. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30 and June 30, 1997 and the results of operations and cash flows for the periods presented. Management believes all such adjustments are of a normal and recurring nature. The consolidated financial statements include the accounts of Topro, Inc. (Topro), Management Design & Consulting Services, Inc. (Management Design) Advanced Control Technology, Inc. (Advanced Control), Vision Engineering Corporation (Vision) and All Control Systems, Inc. (All Control), which was acquired as of December 1, 1996. The acquisition of All Control was recorded under the purchase method of accounting accordingly, no results of operations are presented for periods prior to its acquisition. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and All Control as if its acquisition had occurred at July 1, 1996 with pro forma adjustments to give effect to amortization of goodwill, depreciation, and interest expense on debt incurred in connection with the acquisitions. The pro forma summary is not necessarily indicative of future operations or the results that would have occurred had the transactions been consummated at the beginning of the periods indicated.

                                                      For the three months
                                                       ended September 30,
                                                       1997           1996
-------------------------------------------------------------------------------
(Unaudited)
Net revenues                                       $11,319,000     $12,355,000

Net income (loss)                                  $  (575,000)    $   392,000

Income (loss) per share                            $     (0.04)    $      0.04
-------------------------------------------------------------------------------

NOTE 2.    COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS.

The following information is applicable to uncompleted contracts:

                                                  September 30,      June 30,
                                                      1997             1997
-------------------------------------------------------------------------------
Costs incurred on uncompleted contracts           $ 57,577,000    $ 54,400,000
Estimated earnings                                   8,182,000      10,136,000
-------------------------------------------------------------------------------
                                                    65,759,000      64,536,000
 Less billings to date                             (60,962,000)    (60,302,000)
-------------------------------------------------------------------------------
                                                  $  4,797,000    $  4,234,000
-------------------------------------------------------------------------------
These amounts are included in the accompanying consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of
 billings on uncompleted contracts                $  6,109,000    $  5,712,000

Billings in excess of costs and estimated
 earnings on uncompleted contracts                  (1,312,000)     (1,478,000)
-------------------------------------------------------------------------------
                                                  $  4,797,000    $  4,234,000
-------------------------------------------------------------------------------

                             TOPRO, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  TRADE ACCOUNTS RECEIVABLE.

The following is a summary of trade accounts receivable:

                                                    September 30,   June 30,
                                                        1997          1997
-------------------------------------------------------------------------------
Completed contracts                                  $ 1,301,000   $ 2,174,000
Uncompleted contracts                                  6,215,000     4,941,000
Retainage                                              1,041,000     1,057,000
-------------------------------------------------------------------------------
                                                       8,557,000     8,172,000
Allowance for doubtful accounts                       (2,086,000)   (2,075,000)
-------------------------------------------------------------------------------
Trade accounts receivable, net                       $ 6,471,000   $ 6,097,000
-------------------------------------------------------------------------------

NOTE 4.  LINE-OF-CREDIT, SHORT AND LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.

The following is a summary of the Company's indebtedness:

                                                      September 30,   June 30,
                                                          1997          1997
-------------------------------------------------------------------------------
 LINE OF CREDIT:
-------------------------------------------------------------------------------
$500,000 line-of-credit pursuant to a loan agreement
with a financial institution, collateralized by
substantially all assets of Advanced Control and
a deed of trust on its real property, interest at
the prime rate(2) plus 2.0% per annum.  The line
expires in November 1997.                              $  475,000    $  75,000
-------------------------------------------------------------------------------
  Total line-of-credit                                 $  475,000    $  75,000
-------------------------------------------------------------------------------
RELATED PARTY:
Notes payable to an officer and a former director
of the Company, interest at 10.0% per annum
payable semiannually, due on demand, unsecured.            80,000    $  80,000

Notes payable to a director and former majority
stockholders of Vision, interest at 8.0% per annum,
monthly payments of $10,000, unsecured.                        --       42,000

Note payable to relatives of a director and former
majority stockholders of Vision, interest at 10.0%
per annum payable quarterly, unsecured.                    20,000       20,000
-------------------------------------------------------------------------------
  Total related party                                  $  100,000    $ 142,000
-------------------------------------------------------------------------------
SHORT-TERM DEBT:
Term loan pursuant to a loan agreement with a
financial institution, collateralized by
substantially all assets of Vision, interest at the
prime rate(2) plus 2.0% per annum.  The loan matures
in December 1997 and requires monthly principal
payments in the amount of $17,000 plus interest.       $  142,000   $  243,000

$1,000,000 term loan pursuant to a loan agreement
with a financial institution collateralized by
substantially all assets of All Control and guaranteed
by an officer, interest at the prime rate(2) plus
3.5% per annum, monthly principal payments of $20,000.
Prior to February 10, 1997, this obligation was a
$1,600,000 line-of-credit. In conjunction with the
acquisition of All Control, the line-of-credit was
converted to a term loan of $1,000,000 which is due on
January 1, 1998.                                          690,000      900,000

Term loan pursuant to a loan agreement with a
financial institution collateralized by substantially
all assets and a deed of trust on the real property
of Advanced Control.  Monthly principal and interest
payments of $11,000, interest at the prime rate(2)
plus 2.5% per annum.  The loan has a balloon payment
on the unpaid balance due November 1997.                  335,000      404,000

                             TOPRO, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Line-of-credit, short and long-term debt and capital lease obligations continued.

Term loan payable to a bank, interest at the
prime rate(2) plus 2.0% per annum, collateralized
by equipment and leasehold improvements of
Vision, due on demand or if no demand, payable in
monthly installments of $7,000 plus interest
through April 1998.                                            --        69,000
-------------------------------------------------------------------------------
  Total short-term                                    $ 1,167,000   $ 1,616,000
-------------------------------------------------------------------------------
LONG-TERM DEBT:

9% convertible debentures with a small business
investment fund.  Outstanding borrowings bear
interest at 9.0% per annum, interest payable
monthly.  If the debentures are not sooner
redeemed or converted, a mandatory principal
redemption is due beginning March 1, 1999 in the
amount of 1% of the then remaining principal
amount outstanding. The debentures are
convertible into the Company's common stock at
the rate of one share for each $1.50 of
principal. The loan is collateralized by all the
assets of Topro, Advanced Control, Management
Design and All Control .  During July and August,
1997, the debenture holders converted $2,685,000
of principal into 1,790,032 shares of common
stock.(1)                                             $ 2,015,000   $ 4,700,000

Mortgage note payable to a bank, due in monthly
installments of $2,941 including interest at
11.0% per annum, balloon payment of remaining
balance is due November 2001, collateralized by a
first deed of trust on Advanced Control's land
and building.                                             254,000       255,000

Four year promissory note bearing interest at
8.0% per annum payable to a creditor.  Monthly
payments of $6,103 are due beginning May 1, 1996.
The promissory note is collateralized by a
second position on the real estate of Advanced
Control.                                                  170,000       185,000

Term loan payable to a bank, interest adjusted
quarterly based upon the prime rate(2) plus
2.75% per annum, collateralized by a second
security interest on substantially all assets of
Vision, guaranteed by the Small Business
Administration and personally guaranteed by an
officer, which personal guarantee is
collateralized by a third deed on the officer's
residence, payable in monthly principal payments
of $7,000 adjusted quarterly, through September
2002.                                                     260,000       274,000

Non-interest bearing note payable to Advanced
Control's legal counsel payable over 30 months at
$5,000 monthly beginning April 1, 1996.  The note
has been discounted using an effective interest
rate of 10.25%.                                            80,000        88,000

Various notes payable, due in monthly
installments through November 1998,
collateralized by equipment and vehicles.                  34,000        37,000

Capital lease obligations secured by equipment.           256,000       201,000
-------------------------------------------------------------------------------
  Total long-term                                     $ 3,069,000   $ 5,740,000
-------------------------------------------------------------------------------
  Total indebtedness                                  $ 4,811,000   $ 7,573,000
  Less current portion                                 (2,056,000)   (2,151,000)
-------------------------------------------------------------------------------
  Long-term portion                                   $ 2,755,000   $ 5,422,000
-------------------------------------------------------------------------------

                             TOPRO, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Line-of-credit, short and long-term debt and capital lease obligations continued.

(1) The debentures include covenants which require the Company to maintain certain working capital and net worth ratios. At June 30, 1997, the Company was not in compliance with a certain financial covenant, however, the lender has agreed to waive its rights to declare a default for such violation and has reduced the minimum standards required for the ratio through December 1997. The Company was in compliance with the reduced covenant standard at September 30, 1997.

(2)  At September 30, 1997, the prime rate of interest was 8.50% per annum.

NOTE 5.  LONG-TERM DEBT AND STOCKHOLDERS' EQUITY.

During the quarter ended September 30, 1997, holders of the Company's 9% convertible debentures exercised their rights thereunder and converted $2,685,000 of debenture principal into 1,790,032 shares of common stock.

During the quarter ended September 30, 1997, holders of 3,103,816 stock options and stock purchase warrants exercised their rights thereunder and received an equal number of shares of the Company's common stock. The Company received proceeds in the amount of $4,903,000.

NOTE 6.  DISCONTINUED OPERATIONS.

The operations of Sharp Electric Construction Co. Inc., a wholly owned subsidiary, were discontinued during fiscal 1995. All remaining backlog has been executed. The cash impact, if any, of any remaining Sharp operations will not be material.

The operations of Tech Sales, Inc., a wholly owned subsidiary, were discontinued during fiscal 1996.

NOTE 7.  EARNINGS PER SHARE.

Earnings (loss) per share is calculated by dividing the net income (loss) after deducting (adding) preferred stock dividends by the weighted average common and common share equivalent shares outstanding during the period. Common stock equivalents are not included when the effect is antidilutive.

                                  TOPRO, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLANTY2K-TM- PRODUCT DEVELOPMENT.

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

The Company supplies either "end to end" consulting services built upon the methodology and use of the database and tools, or it will sell the methodology, tools and database access, packaged on CD ROM supported by internet access to the client for self execution. The CD ROM version of the product was released in mid October 1997.

During the quarter, the Company received more than a dozen engagements for its Y2KOne-TM- services. In addition, the Company received a large number of requests for proposals for multi-plant engagements. Though only in its early stages of these engagements, which makes forecasting difficult, the Company believes its Y2KOne-TM- product and services hold significant near-term commercial opportunity. To properly support that opportunity, the Company has launched a recruiting program to add significant staff, perhaps as many as 150 engineers over the next nine months. Further, it will have to make additional investment in expanded product development. Subsequent to the close of the quarter, the Company received two significant multi-plant engagements.

Management believes that its pursuit of year 2000 business opportunities will have long-term effects on its operations. In addition to the near-term effect of increased revenues and improved margins, the Company expects that these efforts will expand its client base for its core business of system integration.

During the quarter, the Company signed preliminary distribution agreements with major automation hardware and software suppliers, including Wonderware, Inc. and Square D Company, a division of Groupe Schneider.

LIQUIDITY AND CAPITAL RESOURCES.

During the quarter ended September 30, 1997, holders of stock options and stock purchase warrants representing 3,103,816 shares of common stock exercised their rights thereunder and converted them into 3,103,816 shares of common stock. The Company received proceeds in the amount of $4,903,000.
The proceeds were used to reduce accounts payable and for other working capital purposes. Accounts payable were reduced by $2,204,000 during the quarter.

During the quarter ended September 30, 1997, holders of the Company's 9% convertible debentures in the principal amount of $2,685,000 exercised their conversion rights and converted the debentures into 1,790,032 shares of common stock. The Company did not receive cash proceeds in this transaction. This debt reduction will decrease the Company's interest expense by in excess of $240,000 per year.

                                  TOPRO, INC.

As a consequence of executing its acquisition strategy, the Company has assumed the debt obligations of the acquired companies to three banks. According to the terms of the debt agreements, the Company is required to repay a term note in the amount of $335,000 and a line of credit in the amount of $475,000 by November 30, 1997. The Company is discussing short-term extensions of these facilities. Management is reasonably confident that short-term extensions will be obtained. Under two other debt facilities, the Company is required to repay principal in the amount of $832,000 by January 1, 1998.

The Company continues the process of securing replacement financing for its short-term obligations. The Company plans to secure one or two larger debt facilities to consolidate its current short-term debt position. Discussions are underway with several institutions for new credit facilities. No assurances can be made that the Company will be successful in these negotiations. If the Company is not successful in refinancing its short-term debt, its liquidity would be severely negatively impacted and default could result in the accelerated maturity of other debt obligations, including its 9% convertible debentures.

CAPITAL EXPENDITURES AND PRODUCT DEVELOPMENT COSTS.

The Company has no commitments for major capital expenditures. However, the Company anticipates capital spending to upgrade its computer network and for the development of hardware and software during fiscal 1998. During the quarter ended September 30, 1997, the Company capitalized $663,000 of software and product development costs, primarily for its Plant Y2KOne-TM-suite of products. The CD ROM version of the Plant Y2Kone-TM- product has been developed and is actively being marketed.

CASH FLOW.

During the three months ended September 30, 1997, cash increased by $201,000. Funds used in operating activities were $3,685,000. Cash in the amount of $2,531,000 was used primarily to reduce accounts payable and other accrued expenses. Operating funds were also used to finance the $397,000 increase in costs and estimated earnings in excess of billings and the $385,000 increases in accounts receivable. Investments were made in capital equipment ($167,000) and capitalized software development costs ($663,000) for a total use of funds for these activities of $830,000. Financing activities provided $4,716,000 of cash proceeds. Cash in the amount of $4,903,000 was received during the quarter from the exercise of stock options and stock purchase warrants. Net payments and additional borrowings on the Company's line of credit reduced debt obligations by $157,000. The Company is continuing its efforts to improve its cash flow by combining and consolidating some of its marketing and administrative functions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

The Company completed its last of four acquisitions (All Control Systems, Inc.) on December 1, 1996. Because it was accounted for under the purchase method of accounting, the results of its operations are not included in the Company's financial statements for the three month period ended September 30, 1996. Results of operations for the Company and those of its other acquisitions are included for both periods presented.

During the quarter ended September 30, 1997, the Company incurred a net loss in the amount of $575,000, compared to net income of $81,000 for the corresponding quarter of fiscal 1997. Revenues increased by $3,352,000 or 42% to $11,319,000 for the quarter ended September 30, 1997 compared to the same quarter of the preceding year. Gross margins remained relatively constant during the two quarters - 34% and 36%, respectively. The increase in both revenues and cost of goods sold is attributed to the inclusion of All Control Systems in only the most recent quarter.

Operating expenses increased by $1,621,000 or 62% to $4,254,000 for the quarter ended September 30, 1997 compared to the corresponding quarter of the preceding year. The increase is primarily attributed to higher corporate expenses incurred to support growing operations. The Company has recently hired additional executive staff and centrally located them in its corporate headquarters in Denver, Colorado. Non-cash expenditures for the amortization of capitalized software, goodwill and depreciation amounted to $439,000 during the current quarter. This compares to $246,000 during the quarter ended September 30, 1996. Interest expense for the current quarter decreased by $47,000 from the September 30, 1996 period. The decrease is due to the reduction of debt through its conversion to common stock which occurred during the current quarter.

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

                                  TOPRO, INC.

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS.

Subsequent to September 30, 1997, the Company settled two claims/disputes it had involving contract performance with customers and general contractors for which it was a subcontractor. The disputes involved claims by the Company to third parties and counter-claims to the Company by third parties. Both claims were fully reserved for in the Company's accounts. The settlements, which have been agreed to by the parties, resulted in the Company realizing approximately 73% of its claims and the dismissal of all pending counter-claims against it.

  ITEM 2.  CHANGES IN SECURITIES.

           Not applicable.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           Not applicable.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

  ITEM 5.  OTHER INFORMATION.

           The Company's publicly traded warrants are redeemable by it when the closing bid price of its common stock for at least 20 consecutive trading days and the seven consecutive trading days prior to the redemption exceeds $6.38. This information clarifies information previously reported in the Company's Form 10-KSB/A No 1 for the year ended June 30, 1997.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a)  Exhibits.

               10.1 Employment agreement dated July 15, 1997 with Lawrence B. Hagewood, filed herewith.

               27     Financial Data Schedule.

           b)         Reports on Form 8-K.

                      During the quarter covered by this report, the Company filed the Current Reports on Form 8-K listed below, all of which reported information pursuant to Item 5, "Other Events." No financial statements were filed or required to be filed with these reports.

                      Form 8-K dated July 11, 1997.
                      Form 8-K dated July 14, 1997.
                      Form 8-K dated July 22, 1997.
                      Form 8-K dated August 5, 1997.
                      Form 8-K dated August 22, 1997.
                      Form 8-K dated September 4, 1997.
                      Form 8-K dated September 19, 1997.
                      Form 8-K dated September 29, 1997.

                                  TOPRO, INC.




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Topro, Inc.
     (Registrant)



Date: November 14, 1997        /s/ John Jenkins
                               ----------------------------------------
                               John Jenkins
                               Chairman of the Board,
                               President and Chief Executive Officer




Date: November 14, 1997        /s/ Douglas H. Kelsall
                               ----------------------------------------
                               Douglas H. Kelsall
                               Chief Financial Officer, Secretary and Principal
                               Finance and Accounting Officer