Form 10KSB/A
period 1997-06-30
TOPRO INC
filed 1997-12-09
CIK 874263

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

                                    Topro, Inc.


Date: December 9, 1997              By: /s/ John P. Jenkins
----------------------                 -----------------------------------------
                                           John P. Jenkins
                                           President and Chief Executive Officer


Date: December 9, 1997              By: /s/ Douglas H. Kelsall
----------------------                 -----------------------------------------
                                           Douglas H. Kelsall
                                           Principal Accounting Officer