Form 10QSB
period 1997-12-31
TAVA TECHNOLOGIES INC
filed 1998-02-17
CIK 874263

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      December 31, 1997
                               ------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________________

Commission File Number         0-19167
                       ---------------------------


                             TAVA TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            COLORADO                                     84-1042227
    ------------------------                  ---------------------------------
    (State of incorporation)                  (IRS Employer Identification No.)

      7887 EAST BELLEVIEW AVENUE                 ENGLEWOOD, COLORADO 80111
----------------------------------------        ----------------------------
(Address of principal executive offices)        (city)    (state) (zip code)

                                (303)  771-9794
                  ---------------------------------------------
                  Issuer's telephone number including area code

                                  TOPRO, INC.
                2525 WEST EVANS AVENUE   DENVER, COLORADO 80219
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES   X     NO
                       -----      -----

The number of shares outstanding of the issuer's $0.0001 par value common stock on February 13, 1998 was 20,250,153.

Transitional Small Business Disclosure format (check one):

                   YES         NO   X
                       -----      -----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.




                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                                              December 31, 1997    June 30, 1997
--------------------------------------------------------------------------------------------------
                                                                 (Unaudited)
                            ASSETS
CURRENT ASSETS:
  Cash                                                           $ 3,057,000       $   907,000
  Receivables (Note 3):
    Trade, net of allowance for doubtful accounts                  8,803,000         6,097,000
    Other receivables                                                 25,000            20,000
  Costs and estimated earnings in excess of billings
    on uncompleted contracts (Note 2)                              6,895,000         5,712,000
  Inventories                                                        203,000           174,000
  Prepaid expenses and other                                         568,000           222,000
--------------------------------------------------------------------------------------------------
      Total current assets                                        19,551,000        13,132,000

PROPERTY AND EQUIPMENT, at cost:
  Building and land                                                       --           850,000
  Furniture and equipment                                          3,113,000         2,820,000
  Leasehold improvements                                             760,000           786,000
--------------------------------------------------------------------------------------------------
                                                                   3,873,000         4,456,000
  Accumulated depreciation and amortization                       (2,043,000)       (1,823,000)
--------------------------------------------------------------------------------------------------
      Net property and equipment                                   1,830,000         2,633,000

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization        3,638,000         2,025,000

OTHER ASSETS:
  Excess of cost over fair value of assets acquired,
    net of amortization                                            8,221,000         8,538,000
  Debt issuance costs, net of accumulated amortization               325,000           274,000
  Other assets                                                       300,000           284,000
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $33,865,000       $26,886,000
--------------------------------------------------------------------------------------------------

                     The accompanying notes are an integral part of
                          the consolidated financial statements.

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS



                                                        December 31, 1997  June 30, 1997
------------------------------------------------------------------------------------------
                                                           (Unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit (Note 4)                                  $        --      $    75,000
  Current portion of long-term debt (Note 4):
    Related parties                                            100,000          142,000
    Financial institutions and other                           902,000        1,823,000
    Capital lease obligations                                   72,000          111,000
  Accounts payable                                           6,662,000        7,247,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts (Note 2)                        1,824,000        1,478,000
  Accrued expenses                                           1,490,000        1,718,000
  Reserve for contract losses                                  370,000          370,000
------------------------------------------------------------------------------------------
      Total current liabilities                             11,420,000       12,964,000

LONG-TERM DEBT, NET OF CURRENT PORTION (Notes 4 and 5):
  Financial institutions and other                           2,337,000        5,332,000
  Capital lease obligations                                    180,000           90,000
------------------------------------------------------------------------------------------
      Total long-term debt                                   2,517,000        5,422,000

DEFERRED GAIN                                                   14,000           24,000

STOCKHOLDERS' EQUITY (Notes 5 and 8):
  Preferred stock, par value $.0001 per share; authorized
    10,000,000 shares, 133,334 shares issued and                    --               --
    outstanding, December 31 and June 30, 1997
  Common stock, par value $.0001 per share; authorized
    200,000,000 shares; 17,709,478 and 11,709,605
    shares issued and outstanding December 31 and
    June 30, 1997, respectively                                  2,000            1,000
  Additional paid-in capital                                28,649,000       15,998,000
  Accumulated deficit                                       (8,737,000)      (7,523,000)
------------------------------------------------------------------------------------------
      Total stockholders' equity                            19,914,000        8,476,000

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $33,865,000      $26,886,000
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                         Three months ended            Six months ended
                                                              December 31,               December 31,
                                                         1997           1996          1997           1996
------------------------------------------------------------------------------------------------------------
REVENUES                                             $10,484,000    $8,137,000    $21,803,000    $16,104,000

COST OF SALES                                          6,807,000     5,598,000     14,595,000     10,680,000
------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                           3,677,000     2,539,000      7,208,000      5,424,000

EXPENSES:
  Sales expenses                                       1,177,000       475,000      2,004,000      1,073,000
  General and administrative expenses                  2,746,000     1,871,000      5,592,000      3,738,000
  Amortization of capitalized software and goodwill      258,000        87,000        546,000        255,000
------------------------------------------------------------------------------------------------------------
                                                       4,181,000     2,433,000      8,142,000      5,066,000
OTHER INCOME (EXPENSE):
  Gain on sale of assets                                  14,000         7,000         15,000          4,000
  Interest expense                                      (150,000)     (206,000)      (315,000)      (378,000)
  Other                                                   59,000         9,000         78,000         12,000
------------------------------------------------------------------------------------------------------------
                                                         (77,000)     (190,000)      (222,000)      (362,000)

NET LOSS                                             $  (581,000)   $  (84,000)   $(1,156,000)   $    (4,000)
------------------------------------------------------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS (Note 7)     (611,000)      (84,000)   $(1,214,000)   $    (4,000)
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE, BASIC (Note 7)                   $    (0.036)   $   (0.011)   $    (0.076)   $     0.001
------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            17,110,148     7,796,321     16,070,391      7,221,023
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Six months ended December 31,
                                                                                         1997             1996
------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                              $(1,156,000)     $    (4,000)
Adjustments to reconcile net cash used in operating activities:
     Depreciation                                                                         331,000          294,000
     Amortization of  goodwill and capitalized software costs                             546,000          263,000
     Amortization of debt offering costs                                                   26,000           52,000
     Allowance for doubtful accounts                                                      246,000           23,000
     (Gain) on sale of fixed assets                                                       (15,000)          (4,000)
Changes in operating assets and liabilities:
   (Increase)decrease in:
     Accounts receivable                                                               (2,957,000)       2,346,000
     Costs and estimated earnings in excess of billings on uncompleted contracts       (1,183,000)          (5,000)
     Inventories                                                                          (29,000)         (83,000)
     Prepaid expenses and other assets                                                   (362,000)          31,000
   Increase(decrease) in:
     Accounts payable                                                                    (585,000)      (2,227,000)
     Accrued expenses and other liabilities                                              (238,000)      (1,108,000)
     Billings in excess of costs and estimated earnings on uncompleted contracts          346,000          (95,000)
     Change in assets from discontinued operations                                             --          288,000
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                  (5,030,000)        (229,000)
------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
         Cash acquired in acquisition of All Control Systems                                   --            3,000
         Acquisition costs of All Control Systems                                              --         (168,000)
         Purchase of equipment                                                           (277,000)         (42,000)
         Capitalized software costs                                                    (1,842,000)        (627,000)
         Investment in notes receivable                                                        --           28,000
         Proceeds from the sale of property and equipment                                 873,000               --
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (1,246,000)        (806,000)
------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from the issue of notes and other borrowings                                   --        1,350,000
       Principal payments on notes and other borrowings                                (1,406,000)      (1,289,000)
       Proceeds from the exercise of warrants and options, net of costs                 5,141,000               --
       Proceeds from the sale of common stock, net of offering costs                    4,826,000        1,364,000
       Preferred stock dividend                                                           (58,000)              --
       Deferred financing costs                                                           (77,000)         (80,000)
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               8,426,000        1,345,000
------------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                        2,150,000          310,000

------------------------------------------------------------------------------------------------------------------
CASH, BEGINNING OF PERIOD                                                                 907,000          236,000
------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                                   $ 3,057,000      $   546,000
------------------------------------------------------------------------------------------------------------------

       Supplemental disclosure of non-cash investing and financing activities:

------------------------------------------------------------------------------------------------------------------
Conversion of long-term debentures to common stock                                    $ 2,685,000      $        --
Equipment purchased under long-term capital leases                                        109,000               --
------------------------------------------------------------------------------------------------------------------

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   INTERIM FINANCIAL INFORMATION.

Subsequent to December 31, 1997, the Company changed its name to TAVA Technologies, Inc. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1997. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1997 and the results of operations and cash flows for the periods presented. Management believes all such adjustments are of a normal and recurring nature. The consolidated financial statements include the accounts of TAVA Technologies, Inc. (TAVA), Topro Systems Integration, Inc. (Topro), Management Design & Consulting Services, Inc. (Management Design) Advanced Control Technology, Inc. (Advanced Control), Vision Engineering Corporation (Vision) and All Control Systems, Inc. (All Control), which was acquired as of December 1, 1996. The acquisition of All Control was recorded under the purchase method of accounting. Accordingly, no results of its operations are presented for periods prior to its acquisition. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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

                                                                      Six months ended December 31,
                                                                        1997               1996
---------------------------------------------------------------------------------------------------
(Unaudited)
Net revenues                                                        $ 21,803,000       $ 23,417,000

Net income (loss)                                                   $ (1,156,000)      $    514,000

Income (loss) per share                                             $      (0.07)      $       0.07
---------------------------------------------------------------------------------------------------

NOTE 2.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS.

The following information is applicable to uncompleted contracts:

                                                                  December 31, 1997    June 30,1997
---------------------------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                             $ 59,953,000       $ 54,400,000
Estimated earnings                                                    10,214,000         10,136,000
---------------------------------------------------------------------------------------------------
                                                                      70,167,000         64,536,000
Less billings to date                                                (65,096,000)       (60,302,000)
---------------------------------------------------------------------------------------------------

                                                                    $  5,071,000       $  4,234,000
---------------------------------------------------------------------------------------------------

These amounts are included in the accompanying consolidated balance sheets under the following captions:


Costs and estimated earnings in excess of billings on
      uncompleted contracts                                         $  6,895,000       $  5,712,000

Billings in excess of costs and estimated earnings on
      uncompleted contracts                                           (1,824,000)        (1,478,000)
---------------------------------------------------------------------------------------------------

                                                                    $  5,071,000       $  4,234,000
---------------------------------------------------------------------------------------------------

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   TRADE ACCOUNTS RECEIVABLE.

The following is a summary of trade accounts receivable:

                                                                                       December 31, 1997   June 30, 1997
-------------------------------------------------------------------------------------------------------------------------
Completed contracts                                                                        $ 2,313,000      $ 2,174,000
Uncompleted contracts                                                                        7,241,000        4,941,000
Retainage                                                                                      968,000        1,057,000
-------------------------------------------------------------------------------------------------------------------------
                                                                                            10,522,000        8,172,000
Allowance for doubtful accounts                                                             (1,719,000)      (2,075,000)
-------------------------------------------------------------------------------------------------------------------------

Trade accounts receivable, net                                                             $ 8,803,000      $ 6,097,000
-------------------------------------------------------------------------------------------------------------------------

NOTE 4.  LINE-OF-CREDIT, SHORT AND LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.

The following is a summary of the Company's indebtedness at:

                                                                                        December 31, 1997  June 30, 1997
-------------------------------------------------------------------------------------------------------------------------
LINE OF CREDIT:
-------------------------------------------------------------------------------------------------------------------------
$500,000 line-of-credit pursuant to a loan agreement with a financial institution, collateralized by substantially all assets of Advanced Control interest at the prime rate(2) plus 2.0% per annum.  The line expires in March
1998.                                                                                       $     --        $    75,000
-------------------------------------------------------------------------------------------------------------------------
Total line-of-credit                                                                        $     --        $    75,000
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
RELATED PARTY:
Notes payable to an officer and a former director of the Company, interest at
10.0% per annum payable semiannually, due on demand, unsecured.                             $    80,000     $    80,000

Notes payable to a director and former majority stockholders of Vision,
interest at 8.0% per annum, monthly payments of $10,000, unsecured.                               --             42,000

Note payable to a relative of a director and former majority stockholders of
Vision, interest at 10.0% per annum payable quarterly, unsecured.                               20,000           20,000
-------------------------------------------------------------------------------------------------------------------------
  Total related party                                                                       $  100,000      $   142,000
-------------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT:
Term loan pursuant to a loan agreement with a financial institution, collateralized by substantially all assets of Vision, interest at the prime rate(2) plus 2.0% per annum.  The loan matures in March 1998 and requires
monthly principal payments in the amount of $17,000 plus interest.                          $   37,000      $   243,000

$1,000,000 term loan pursuant to a loan agreement with a financial institution collateralized by substantially all assets of All Control and guaranteed by an officer, interest at the prime rate(2) plus 5.0% per annum, monthly principal payments of $30,000 through March 1998 and $40,000 through June 1998. Any remaining balance is due on June 30, 1998.  Prior to February 10, 1997, this obligation was a $1,600,000 line-of-credit. In conjunction with the acquisition
of All Control, the line-of-credit was converted to a term loan of $1,000,000.                 684,000          900,000

Term loan pursuant to a loan agreement with a financial institution collateralized by substantially all assets and a deed of trust on the real property of Advanced Control.  Monthly principal and interest payments of
$11,000, interest at the prime rate(2) plus 2.5%  per annum.                                     --            404,000







                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Line-of-credit, short and long-term debt and capital lease obligations continued.

Term loan payable to a bank, interest at the prime rate(2) plus 2.0% per annum, collateralized by equipment and leasehold improvements of Vision, due on demand or if no demand, payable in monthly installments of $7,000 plus
interest through April 1998.                                                                      --             69,000
-------------------------------------------------------------------------------------------------------------------------
  Total short-term                                                                         $   721,000      $ 1,616,000
-------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
9% convertible debentures with a small business investment fund.  Outstanding borrowings bear interest at 9.0% per annum, interest payable monthly.  If the debentures are not sooner redeemed or converted, a mandatory principal redemption is due beginning March 1, 1999 in the amount of 1% of the then remaining principal amount outstanding. The debentures are convertible into the Company's common stock at the rate of one share for each $1.50 of principal.  The loan is collateralized by all the assets of Topro, Advanced
Control, Management Design and All Control.  During July and August, 1997,
the debenture holders converted $2,685,000 of principal into 1,790,032 shares
of common stock.(1)                                                                       $ 2,015,000      $ 4,700,000

Mortgage note payable to a bank, due in monthly installments of $2,941 including interest at 11.0% per annum, balloon payment of remaining balance is due November 2001, collateralized by a first deed of trust on Advanced
Control's land and building.  The mortgage note was repaid upon the sale of
Advanced Control's land and building during December 1997.                                        --            255,000

Four year promissory note bearing interest at 8.0% per annum payable to a
creditor.  Monthly payments of $6,103 are due beginning May 1, 1996.                           160,000          185,000

Term loan payable to a bank, interest adjusted quarterly based upon the prime rate(2) plus 2.75% per annum, collateralized by a second security interest on substantially all assets of Vision, guaranteed by the Small Business
Administration and personally guaranteed by an officer, which personal guarantee is collateralized by a third deed on the officer's residence, payable in monthly principal payments of $7,000 adjusted quarterly, through
September 2002.                                                                                245,000          274,000

Non-interest bearing note payable to Advanced Control's legal counsel payable over 30 months at $5,000 monthly beginning April 1, 1996.  The note has been
discounted using an effective interest rate of 10.25%.                                          76,000           88,000

Note payable, due in monthly installments through November 1999,
collateralized by a vehicle.                                                                    22,000           37,000

Capital lease obligations secured by equipment.                                                252,000          201,000
-------------------------------------------------------------------------------------------------------------------------
Total long-term                                                                            $ 2,770,000      $ 5,740,000
-------------------------------------------------------------------------------------------------------------------------

Total indebtedness                                                                         $ 3,591,000      $ 7,573,000
Less current portion                                                                        (1,074,000)      (2,151,000)
-------------------------------------------------------------------------------------------------------------------------
Long-term portion                                                                          $ 2,517,000      $ 5,422,000
-------------------------------------------------------------------------------------------------------------------------

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Line-of-credit, short and long-term debt and capital lease obligations continued.

(1) The debentures include covenants which require the Company to maintain certain working capital and net worth ratios. At December 31, 1997, the Company was not in compliance with a certain financial covenant, however, the lender has agreed to waive its rights to declare a default for such violation.

(2)  At December 31, 1997, the prime rate of interest was 8.50% per annum.

NOTE 5.   LONG-TERM DEBT AND STOCKHOLDERS' EQUITY.

During the six months ended December 31, 1997, holders of the Company's 9% convertible debentures exercised their rights thereunder and converted $2,685,000 of debenture principal into 1,790,032 shares of common stock.

During the six months ended December 31, 1997, holders of 3,254,841 stock options and stock purchase warrants exercised their rights thereunder and received an equal number of shares of the Company's common stock. The Company received proceeds in the amount of $5,141,000.

In November 1997, the Company completed the sale of 955,000 shares of its common stock in a private placement and received proceeds in the amount of $5,252,500. Expenses incurred in connection with this offering were $426,500.

NOTE 6.   DISCONTINUED OPERATIONS.

The operations of Sharp Electric Construction Co. Inc., a wholly owned subsidiary, were discontinued during fiscal 1995. All remaining backlog has been executed. The cash impact, if any, of any remaining Sharp operations will not be material.

The operations of Tech Sales, Inc., a wholly owned subsidiary, were discontinued during fiscal 1996.

NOTE 7.   EARNINGS PER SHARE.

Basic earnings (loss) per share is calculated by dividing the net income
(loss) after deducting (adding) preferred stock dividends by the weighted average common shares outstanding during the period. For purposes of computing diluted earnings per share, common stock equivalents are not included when the effect is antidilutive.

NOTE 8.  SUBSEQUENT EVENT.

During January 1998, the holder of the Company's 133,334 convertible preferred shares outstanding exercised its rights thereunder and converted them into 1,333,340 shares of common stock.

                            TAVA TECHNOLOGIES, INC.

                          FORWARD-LOOKING STATEMENTS


Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Act and Section 21E of the 1934 Act. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. The
Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new clientele. Additional risks and uncertainties which may affect forward-looking statements about the Company's Plant Y2K One-TM- business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive Y2K solution, delays in market awareness of TAVA and its product and service solutions which could have an immediate and material adverse effect by placing TAVA behind its competitors for a time sensitive product and inability to engage qualified staff as needed. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                            TAVA TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company supplies either "end to end" consulting services built upon the methodology and use of the database and tools, or it will sell the methodology, tools and database access, packaged on CD ROM and supported by internet access to the client for self execution. The CD ROM version of the product was released during the second quarter of the current fiscal year.

The Company has received orders from more than 30 clients for its year 2000 products and services and requests for proposals for multi-plant engagements on a national and international basis. Though only in its early stages of these engagements, which makes forecasting difficult, the Company believes its Y2KOne-TM- product and services hold significant near-term commercial opportunity. To properly support that opportunity, the Company has added, and continues to add, significant technical staff. Management believes it may need to add as many as 150 engineers over the next six to nine months. During the second quarter of the current fiscal year, the Company made a significant investment in the development of its Y2KOne-TM- products and services and anticipates that it will have to make additional investment to expand product development.

During the six months ended December 31, 1997, the Company recorded
$1,733,000 of year 2000 revenue. Management believes that its pursuit of year 2000 compliance business opportunities will have both short and long-term effects on its operations. Cash flow from operations is anticipated to improve and increased revenue with a smaller material component is expected to improve profit margins. In addition to these near-term effects, the Company expects that these efforts will expand its client base for its core business of system integration.

LIQUIDITY AND CAPITAL RESOURCES.

During the first two quarters of the current fiscal year, holders of stock options and stock purchase warrants representing 3,254,841 shares of common stock exercised their rights thereunder and converted them into 3,254,841 shares of common stock. The Company received proceeds in the amount of $5,141,000. The proceeds were used to reduce debt, other current liabilities and for general working capital purposes. Current liabilities were reduced by $1,544,000 during this period.

During the first quarter of the current fiscal year, holders of the Company's 9% convertible debentures in the principal amount of $2,685,000 exercised their conversion rights and converted the debentures into 1,790,032 shares of common stock. The Company did not receive cash proceeds in this transaction.

During November 1997, the Company completed the private placement of 955,000 shares of its common stock, receiving net proceeds in the amount of $4,826,000.

                            TAVA TECHNOLOGIES, INC.

During December 1997, the Company sold the land and building it owned at its Albany, Oregon facility and entered into a leaseback arrangement.

As a consequence of executing its acquisition strategy, the Company has assumed the debt obligations of the acquired companies to three banks. During the first two quarters of fiscal 1998, the Company used the proceeds from the aforementioned transactions to reduce current bank debt obligations by $1,038,000.

Subsequent to December 31, 1997, the Company entered into an equipment lease facility with a financial institution. The facility permits the Company to enter into lease arrangements up to an aggregate amount of $600,000. The Company anticipates to partially use this facility to upgrade its computer equipment and administrative network. The Company granted the lessor stock purchase warrants to purchase 5,000 shares of its common stock for $5.50 per share. The warrants expire in February 2003.

Subsequent to December 31, 1997, the Company secured a $4,000,000 term loan with a financial institution. The loan is secured by substantially all assets of the Company. The loan bears interest at the rate of 11.5% per annum. The loan is due in February 2003. No principal payments are required until maturity. The Company granted the lender stock purchase warrants to purchase 250,000 shares of its common stock for $5.50 per share. The warrants expire in February 2003. Under the terms of this facility, additional warrants may be granted if the outstanding principal is not repaid prior to July 1999. The loan arrangement provides for an additional borrowing in the amount of up to $2,000,000 under certain terms and conditions. Proceeds will be used to extinguish senior bank debt, for working capital purposes associated with Y2KOne-TM- start-up costs and for potential acquisitions. At February 16, 1998, no principal has been drawn under this facility.

As a result of these transactions and arrangements, the Company's working capital position improved from $168,000 at June 30, 1997 to $8,131,000 at December 31, 1997.

CAPITAL EXPENDITURES AND PRODUCT DEVELOPMENT COSTS.

The Company has no commitments for major capital expenditures. However, the Company anticipates capital spending to upgrade its computer network and for the development of hardware and software during fiscal 1998. During the six months ended December 31, 1997, the Company capitalized $1,842,000 of software and product development costs, primarily for its Plant Y2KOne-TM-suite of products. The CD ROM version of the Plant Y2Kone-TM- product has been developed and is actively being marketed.

CASH FLOW.

During the six months ended December 31, 1997, cash increased by $2,150,000. Funds used in operating activities were $5,030,000. Cash in the amount of $823,000 was used to reduce accounts payable and other accrued expenses. Operating funds were also used to finance the $1,183,000 increase in costs and estimated earnings in excess of billings and the $2,957,000 increases in accounts receivable. Investments were made in capital equipment ($277,000) and capitalized software development costs ($1,842,000) for a total use of funds for these activities of $2,119,000. Financing activities provided $8,426,000 of cash proceeds. Cash in the amount of $5,141,000 was received during the period from the exercise of stock options and stock purchase warrants and net proceeds in the amount of $4,826,000 were received from the private placement of 955,000 shares of common stock. Principal payments on the Company's indebtedness reduced debt and capital lease obligations by $1,406,000

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996.

The Company completed its last of four acquisitions (All Control Systems, Inc.) on December 1, 1996. Because it was accounted for under the purchase method of accounting, the results of its operations are included in the Company's financial statements for only one month of the three month period ended December 31, 1996. Results of operations for the Company and those of its other subsidiaries are included for both periods.

                            TAVA TECHNOLOGIES, INC.

During the quarter ended December 31, 1997, the Company incurred a net loss in the amount of $581,000, compared to a net loss of $84,000 for the corresponding quarter of fiscal 1997. Revenues increased by $2,347,000 or 29% to $10,484,000 for the quarter ended December 31, 1997 compared to the same quarter of the preceding year. The gross margin during the quarter ended December 31, 1997 improved to 35% compared to 31% for the comparable period of the preceding year. The increase in both revenues and gross margin is attributed to the inclusion of All Control Systems for the full quarter ended December 31, 1997.

The net loss is primarily attributed to the start-up costs associated with the Company's Y2KOne-TM- product and services. Product development costs and sales support for Y2KOne-TM- products and services required that a considerable number of the Company's engineers be taken off core business projects. In addition, the Company hired and continues to hire engineers in anticipation of increased revenues from Y2KOne-TM- products and services. Further, an engineering office was opened in Birmingham, Alabama and a sales office was opened in Greenville, South Carolina during the quarter ended December 31, 1997. A national corporate sales department was also established during this quarter.

Operating expenses increased by $1,748,000 to $4,181,000 for the quarter ended December 31, 1997 compared to the corresponding quarter of the preceding year. The increase is primarily attributed to higher corporate expenses, primarily sales expenses, incurred to support growing operations. The Company has recently hired additional executive staff and centrally located them in its corporate headquarters in Englewood, Colorado. Non-cash expenditures for the amortization of capitalized software, goodwill and depreciation amounted to $499,000 during the current quarter. Interest expense for the current quarter decreased by $56,000 compared to the quarter ended December 31, 1997. The decrease is due to the reduction of debt through conversion to common stock and the repayment of principal.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996.

The Company completed its last of four acquisitions (All Control Systems, Inc.) on December 1, 1996. Because it was accounted for under the purchase method of accounting, the results of its operations are included in the Company's financial statements for only one month of the six month period ended December 31, 1996. Results of operations for the Company and those of its other subsidiaries are included for both periods.

During the six month period ended December 31, 1997, the Company incurred a net loss in the amount of $1,156,000, compared to a net loss of $4,000 for the corresponding period of fiscal 1997. Revenues increased by $5,699,000 or 35% to $21,803,000 for the six months ended December 31, 1997 compared to the same period of the preceding year. The gross margin during the two six month periods remained constant at 33%. The increase in revenue is attributed to the inclusion of All Control Systems for the full six month period ended December 31, 1997.

The net loss is primarily attributed to the start-up costs associated with the Company's Y2KOne-TM- product and services. Product development costs and sales support for Y2KOne-TM- products and services required that a considerable number of the Company's engineers be taken off core business projects. In addition, the Company hired and continues to hire engineers in anticipation of increased revenues from Y2KOne-TM- products and services. Further, an engineering office was opened in Birmingham, Alabama and a sales office was opened in Greenville, South Carolina during the quarter ended December 31, 1997. A national corporate sales department was also established during this quarter.

As a result of these activities, operating expenses increased by $3,076,000 to $8,142,000 for the six months ended December 31, 1997 compared to the corresponding period of the preceding year. Sales expenses increased by 87% to $2,004,000 and general and administrative expenses increased by 50% to $5,592,000 when the two six month periods are compared. Non-cash expenditures for the amortization of capitalized software, goodwill and depreciation amounted to $877,000 during the current six month period. This compares to $557,000 for the corresponding six month period of the previous year. Interest expense for the current period decreased by $63,000 compared to the six months ended December 31, 1997. The decrease is due to the reduction of debt through conversion to common stock and the repayment of principal.

                          TAVA TECHNOLOGIES, INC.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS.

Statement of Financial Accounting Standards 129 "Disclosure of Information About an Entity's Capital Structure" establishes standards for disclosing information about an entity's capital structure. The statement is effective for financial statements issued for annual periods ending after December 15, 1997. Its implementation is not expected to have a material effect on the consolidated financial statements.

Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information." Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements.

Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Statements 130 and 131 are effective for annual financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

During the quarter ended December 31, 1997, the Company settled two claims/disputes it had involving contract performance with customers and general contractors for which it was a subcontractor. The disputes involved claims by the Company to third parties and counter-claims to the Company by third parties. Both claims were fully reserved for in the Company's accounts. The settlements, which have been agreed to by the parties, resulted in the Company realizing approximately 73% of its claims and the dismissal of all pending counter-claims against it.

On December 5, 1997, a contractor for whom one of the Company's subsidiaries acted as a subcontractor, filed suit in the U.S. District Court for the Southern District of Maryland against the subsidiary. The complaint requests relief in an unspecified amount in excess of $500,000 for damages alleged under a contract relating to a semiconductor fabrication facility expansion project. On the same date, in the same court, the subsidiary filed a complaint against the contractor requesting damages in excess of $3,900,000 related to the same project. As described in the Company's Form 10-QSB for the fiscal year ended June 30, 1997, the dispute relates to contractual disagreements primarily resulting from change orders made at the request of the customer and other contractual matters. As of the date of this report, the case is in its preliminary stages and it is impossible to predict the outcome.

                            TAVA TECHNOLOGIES, INC.

On November 26, 1997, the contractor filed a substantially identical claim against the subsidiary in Virginia. That proceeding was discontinued due to a venue clause in the contract between the parties requiring that any claims be litigated in Maryland.

In this same connection, two of the subsidiary's subcontractors filed suit against it for payment under the contract. The subsidiary is working with the contractor and subcontractors resolve the matters. At this time, no agreement has been reached.

ITEM 2.   CHANGES IN SECURITIES.

On November 21, 1997, the Company completed a private offering through a placement agent of 955,000 shares of its common stock for gross proceeds of $5,252,500. The shares were offered to a limited number of institutions in a private transaction in accordance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933. All purchasers represented to the Company that they were institutional accredited investors with the level of sophistication in business and investments contemplated in Section 4(2). Each investor was able to fend for itself in the transaction; each investor was furnished with information concerning the Company; and each had the opportunity to verify the information supplied. Each investor had access to complete information concerning the Company, and was afforded the opportunity to receive additional information and to meet and speak with management of the Company upon request. The purchasers were granted rights pursuant to which the shares were registered for public sale by the holders in a Form S-3 Registration Statement declared effective on December 29, 1997. The Company's placement agent was paid a cash commission equal to 8% of the gross proceeds of the offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.

ITEM 5.   OTHER INFORMATION.

       Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits.

            27 Financial Data Schedule.

       b)   Reports on Form 8-K.

          During the quarter covered by this report, the Company filed the Current Reports on Form 8-K listed below, all of which reported information pursuant to Item 5, "Other Events." No financial statements were filed or required to be filed with these reports.
 .
               Form 8-K dated and filed October 16, 1997.
 .
               Form 8-K dated November 3, 1997 and filed November 4, 1997.

               Form 8-K dated and filed November 14, 1997.

               Form 8-K dated November 21, 1997 and filed December 2, 1997 and amended by Form 8-K/A No. 1 filed December 11, 1997.

               Form 8-K dated and filed December 19, 1997.

                            TAVA TECHNOLOGIES, INC.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TAVA Technologies, Inc.
     (Registrant)



Date: February 13, 1998                   /s/  John Jenkins
                                          -------------------------------------
                                          John Jenkins
                                          Chairman of the Board,
                                          President and Chief Executive Officer



Date: February 13, 1998                   /s/  Douglas H. Kelsall
                                          -------------------------------------
                                          Douglas H. Kelsall
                                          Chief Financial Officer and Secretary




Date: February 13, 1998                   /s/  Robert C. Ogden
                                          -------------------------------------
                                          Robert C. Ogden
                                          Principal Accounting Officer