Form 10-Q
period 1998-03-31
TAVA TECHNOLOGIES INC
filed 1998-05-15
CIK 874263

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                March 31, 1998
                               --------------------------------------------
/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               --------------------------------------------
Commission File Number                    0-19167
                       ----------------------------------------------------

                             TAVA Technologies, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           COLORADO                                     84-1042227
  --------------------------                ---------------------------------
    (State of incorporation)                (IRS Employer Identification No.)

       7887 East Belleview Avenue               Englewood, Colorado 80111
 --------------------------------------     ---------------------------------
(Address of principal executive offices)       (city)   (state)   (zip code)

                               (303)  771-9794
                     --------------------------------
               Issuer's telephone number including area code


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

                   YES      X                      NO
                       ----------                     ----------

The number of shares outstanding of the issuer's $0.0001 par value common stock on May 15, 1998 was 21,499,895.

Transitional Small Business Disclosure format (check one):

                       YES                         NO      X
                           ----------                 ----------

                            TAVA TECHNOLOGIES, INC.


                                  FORM 10-QSB



                               TABLE OF CONTENTS



PART I              FINANCIAL INFORMATION                                           Page
     Item 1    Financial Statements                                                  3
               The financial information as to March 1998 and 1997 is unaudited.
               The financial information as to June 1997 is extracted from the
               Company's Form 10-KSB for the year ended June 30, 1997.

     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            13

PART II        OTHER  INFORMATION

     Item 1    Legal proceedings                                                    16

     Item 2    Changes in Securities                                                16

     Item 3    Defaults Upon Senior Securities                                      16

     Item 4    Submission of Matters to a Vote of Security Holders                  17

     Item 5    Other Information                                                    17

     Item 6    Exhibits and Reports on Form 8-K                                     17

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS



                                                    March 31, 1998    June 30, 1997
-------------------------------------------------------------------------------------
                                                      (Unaudited)
ASSETS
  CURRENT ASSETS:
  Cash                                                $  6,131,000     $  907,000
  Receivables (Note 3):
   Trade, net of allowance for doubtful accounts        11,180,000      6,097,000
   Other receivables                                        35,000         20,000
   Costs and estimated earnings in excess of billings
               on uncompleted contracts (Note 2)         7,113,000      5,712,000
   Inventories                                             314,000        174,000
   Prepaid expenses and other                              618,000        222,000
-------------------------------------------------------------------------------------
   Total current assets                                 25,391,000     13,132,000

  PROPERTY AND EQUIPMENT, at cost:
   Building and land                                            --        850,000
   Furniture and equipment                               3,293,000      2,820,000
   Leasehold improvements                                  760,000        786,000
-------------------------------------------------------------------------------------
                                                         4,053,000      4,456,000
   Accumulated depreciation and amortization            (2,193,000)    (1,823,000)
-------------------------------------------------------------------------------------
   Net property and equipment                            1,860,000      2,633,000

  CAPITALIZED SOFTWARE COSTS, net of accumulated
amortization                                             3,674,000      2,025,000

  OTHER ASSETS:
   Excess of cost over fair value of assets acquired,
                 net of amortization                     8,109,000      8,538,000
   Debt issuance costs, net of accumulated amortization    390,000        274,000
   Other assets                                            349,000        284,000
-------------------------------------------------------------------------------------
TOTAL ASSETS                                           $39,773,000    $26,886,000
-------------------------------------------------------------------------------------


   The accompanying notes are an integral part of the consolidated financial statements.

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                                                 March 31, 1998   June 30, 1997
------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Line of credit (Note 4)                                        $        --    $    75,000
  Current portion of long-term debt (Note 4):
   Related parties                                                        --        142,000
   Financial institutions and other                                  127,000      1,823,000
   Capital lease obligations                                          91,000        111,000
   Accounts payable                                                5,618,000      7,247,000
   Billings in excess of costs and estimated earnings
              on uncompleted contracts (Note 2)                    1,916,000      1,478,000
   Accrued expenses                                                1,872,000      2,088,000
------------------------------------------------------------------------------------------------
   Total current liabilities                                       9,624,000     12,964,000

  LONG-TERM DEBT, NET OF CURRENT PORTION (Notes 4 and 5):
   Financial institutions and other                                5,799,000      5,332,000
   Capital lease obligations                                         135,000         90,000
------------------------------------------------------------------------------------------------
   Total long-term debt                                            5,934,000      5,422,000

  DEFERRED GAIN                                                       14,000         24,000

  STOCKHOLDERS' EQUITY (Notes 4 and 5):
   Preferred stock, par value $.0001 per share; authorized
        10,000,000 shares, 0 and 133,334 shares issued and                --        --
        outstanding March 31, 1998 and June 30, 1997,  respectively.
   Common stock, par value $.0001 per share; authorized
        200,000,000  shares; 20,727,496 and 11,709,605
        shares issued and outstanding March 31, 1998 and
         June 30, 1997, respectively                                   2,000          1,000
   Additional paid-in capital                                     32,637,000     15,998,000
   Accumulated deficit                                           (8,438,000)    (7,523,000)
------------------------------------------------------------------------------------------------
   Total stockholders' equity                                     24,201,000      8,476,000

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $39,773,000    $26,886,000
------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of the consolidated financial statements.

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                         Three months ended           Nine months ended
                                                              March 31,                     March 31,
                                                          1998          1997           1998           1997
-----------------------------------------------------------------------------------------------------------------
REVENUES                                              $11,667,000   $ 11,183,000   $ 33,470,000    $27,287,000

COST OF SALES                                           6,497,000      7,049,000     21,092,000     17,730,000
-----------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                            5,170,000      4,134,000     12,378,000      9,557,000

EXPENSES:
  Sales expenses                                          936,000        695,000      2,940,000      1,768,000
  General and administrative expenses                   3,429,000      2,438,000      9,035,000      6,255,000
  Amortization of capitalized software and goodwill       383,000        152,000        916,000        326,000
-----------------------------------------------------------------------------------------------------------------
                                                        4,748,000      3,285,000     12,891,000      8,349,000
 OTHER INCOME (EXPENSE):
  Gain (loss) on sale of assets                        (    1,000)            --         16,000          7,000
  Interest expense                                     (  154,000)    (  402,000)     ( 469,000)     ( 780,000)
  Other                                                    34,000         46,000        111,000         54,000
-----------------------------------------------------------------------------------------------------------------
                                                       (  121,000)    (  356,000)    (  342,000)     ( 719,000)

NET INCOME (LOSS)                                     $   301,000    $   493,000   $(  855,000)     $  489,000
-----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON
   SHAREHOLDERS (Note 6)                              $   301,000    $   493,000   $(  915,000)     $  489,000
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE (Note 6):
  Basic                                               $      0.02    $      0.05   $(     0.05)     $    0.06
  Diluted                                             $      0.01    $      0.04   $(     0.05)     $    0.05
-----------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC     19,876,981      9,718,155     17,320,731      8,044,253
-----------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED   23,298,454     13,883,388     17,320,731      9,131,452
-----------------------------------------------------------------------------------------------------------------



    The accompanying notes are an integral part of the consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Nine months ended March 31,
                                                                              1998             1997
--------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $(   855,000)   $   489,000
Adjustments to reconcile net cash used in operating activities:
     Depreciation                                                              499,000        483,000
     Amortization of goodwill and capitalized software costs                   916,000        556,000
     Amortization of debt offering costs                                        27,000         23,000
     (Gain) on sale of fixed assets                                        (   16,000)             --
Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                   (4,367,000)    (2,648,000)
     Allowance for doubtful accounts                                       (  731,000)       315,000
     Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                 (1,401,000)    (4,015,000)
     Inventories                                                           (  140,000)    (  154,000)
     Prepaid expenses and other assets                                     (  464,000)    (  236,000)
     Change in assets of discontinued operations                                    --       346,000
   Increase (decrease) in:
     Accounts payable                                                      (1,629,000)     2,123,000
     Accrued expenses and other liabilities                                (  226,000)    (  400,000)
     Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                    438,000      2,475,000
--------------------------------------------------------------------------------------------------------
Net cash from operating activities                                         (7,949,000)    (  643,000)
--------------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
         Cash acquired in acquisition of All Control Systems                        --         3,000
         Acquisition costs of All Control Systems                                   --    (  381,000)
         Purchase of equipment                                             (  467,000)    (  365,000)
         Capitalized software cost                                         (2,148,000)    (  866,000)
         Investment in notes receivable                                             --        28,000
         Proceeds from the sale of property and equipment                     883,000              --
Net cash from investing activities                                         (1,732,000)    (1,581,000)
--------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from the issue of notes and other borrowings                4,000,000      1,350,000
       Principal payments on notes and other borrowings                    (2,530,000)    (  634,000)
       Proceeds from the exercise of warrants and options, net of costs     8,731,000             --
       Proceeds from the sale of common stock, net of offering costs        4,907,000      1,483,000
       Preferred stock dividend                                            (   60,000)            --
       Deferred financing costs                                            (  143,000)    (  181,000)
--------------------------------------------------------------------------------------------------------
Net cash from financing activities                                         14,905,000      2,018,000
--------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                 5,224,000     (  206,000)

Cash, beginning of period                                                     907,000        236,000
--------------------------------------------------------------------------------------------------------
Cash, end of period                                                      $  6,131,000    $    30,000
--------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash investing and financing activities:
--------------------------------------------------------------------------------------------------------
Conversion of long-term debentures to common stock                       $  2,685,000    $        --
Equipment purchased under long-term capital leases                            109,000             --
Imputed discount on debt borrowing                                            315,000             --
--------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of the consolidated financial statements.

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   INTERIM FINANCIAL INFORMATION.

During the quarter ended March 31, 1998, the Company changed its name to TAVA Technologies, Inc. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1997. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the periods presented. Management believes all such adjustments are of a normal and recurring nature. The consolidated financial statements include the accounts of TAVA Technologies, Inc. (TAVA), Topro Systems Integration, Inc. (Topro), Management Design & Consulting Services, Inc. (Management Design) Advanced Control Technology, Inc. (Advanced Control), Vision Engineering Corporation (Vision), TAVA Alabama, Inc. (TAVA Alabama), which was formed during January 1998, TAVA Y2KOne, Inc. (TAVA Y2K), which was formed during October 1997 and All Control Systems, Inc. (All Control), which was acquired as of December 1, 1996. The acquisition of All Control was recorded under the purchase method of accounting. Accordingly, no results of its operations are presented for periods prior to its acquisition. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

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



                                         FOR THE SIX MONTHS ENDED
                                     Nine months ended March 31, 1997
---------------------------------------------------------------------
(Unaudited)
Net revenues                                              $32,832,000

Net income                                                $   648,000

Income per share:
     Basic                                                $      0.07
     Diluted                                              $      0.07
---------------------------------------------------------------------

NOTE 2.   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS.

The following information is applicable to uncompleted contracts:

                                                   March 31, 1998  June 30, 1997
---------------------------------------------------------------------------------
Costs incurred on uncompleted contracts            $  63,814,000  $  54,400,000
Estimated earnings                                    13,769,000     10,136,000
---------------------------------------------------------------------------------
                                                      77,583,000     64,536,000
Less billings to date                                (72,386,000)   (60,302,000)
---------------------------------------------------------------------------------
                                                    $  5,197,000   $  4,234,000
---------------------------------------------------------------------------------

These amounts are included in the accompanying consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of billings on
    uncompleted contracts                           $  7,113,000   $  5,712,000

Billings in excess of costs and estimated earnings on
       uncompleted contracts                          (1,916,000)    (1,478,000)
---------------------------------------------------------------------------------
                                                    $  5,197,000   $  4,234,000
---------------------------------------------------------------------------------

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   TRADE ACCOUNTS RECEIVABLE.

The following is a summary of trade accounts receivable:

                                                  March 31, 1998   June 30, 1997
---------------------------------------------------------------------------------
Completed contracts                                 $  3,679,000   $  2,174,000
Uncompleted contracts                                  7,951,000      4,941,000
Retainage                                                894,000      1,057,000
---------------------------------------------------------------------------------
                                                      12,524,000      8,172,000
Allowance for doubtful accounts                       (1,344,000)    (2,075,000)
---------------------------------------------------------------------------------
Trade accounts receivable, net                     $  11,180,000   $  6,097,000
---------------------------------------------------------------------------------

The reduction in the allowance for doubtful accounts is the result of bad debt write offs in the amount of $658,000 and a reduction considered appropriate by management due to favorable developments on several disputed accounts.

NOTE 4.   LINE-OF-CREDIT, SHORT AND LONG-TERM DEBT AND CAPITAL LEASE
          OBLIGATIONS.

The following is a summary of the Company's indebtedness at:


                                                                                March 31,            June 30,
                                                                                  1998                  1997
---------------------------------------------------------------------------------------------------------------
LINE OF CREDIT:
---------------------------------------------------------------------------------------------------------------
$500,000 line-of-credit pursuant to a loan agreement with a financial institution, collateralized by substantially all assets of Advanced Control,
interest at the prime rate(2) plus 2.0% per annum.                               $   --             $   75,000
---------------------------------------------------------------------------------------------------------------
Total line-of-credit                                                             $   --             $   75,000
---------------------------------------------------------------------------------------------------------------
RELATED PARTY:
Notes payable to an officer and a former director of the Company, interest at
10.0% per annum payable semiannually, due on demand, unsecured.                  $   --             $   80,000

Notes payable to a director and former majority stockholders of Vision,
interest at 8.0% per annum, monthly payments of $10,000, unsecured.                  --                 42,000

Note payable to a relative of a director and former majority stockholders of
Vision, interest at 10.0% per annum payable quarterly, unsecured.                    --                 20,000
---------------------------------------------------------------------------------------------------------------
 Total related party                                                             $   --             $  142,000
---------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT:
Term loan pursuant to a loan agreement with a financial institution, collateralized by substantially all assets of Vision, interest at the prime rate (2) plus 2.0% per annum.  The loan matured in March 1998 and was repaid at
that time.                                                                           --             $  243,000

$1,000,000 term loan pursuant to a loan agreement with a financial institution collateralized by substantially all assets of All Control and guaranteed by an officer, interest at the prime rate (2) plus 5.0% per annum, monthly principal payments of $30,000 through March 1998 and $40,000 through June 1998.  Any remaining balance is due on June 30, 1998.  Prior to February 10, 1997, this obligation was a $1,600,000 line-of-credit. In conjunction with the acquisition
of All Control, the line-of-credit was converted to a term loan of $1,000,000.       --                900,000

Term loan pursuant to a loan agreement with a financial institution collateralized by substantially all assets and a deed of trust on the real property of Advanced Control.  Monthly principal and interest payments of
$11,000, interest at the prime rate (2) plus 2.5%  per annum.                        --                404,000


                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Line-of-credit, short and long-term debt and capital lease obligations continued.

Term loan payable to a bank, interest at the prime rate(2) plus 2.0% per annum, collateralized by equipment and leasehold improvements of Vision, due on demand or if no demand, payable in monthly installments of $7,000 plus interest
through April 1998.                                                                  --                 69,000
---------------------------------------------------------------------------------------------------------------
 Total short-term                                                              $     --             $1,616,000
---------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT:
9% convertible debentures with an investment fund.  Outstanding borrowings bear interest at 9.0% per annum, interest payable monthly.  If the debentures are not sooner redeemed or converted, a mandatory principal redemption is due beginning March 1, 1999 in the amount of 1% of the then remaining principal amount outstanding. The debentures are convertible into the Company's common stock at the rate of one share for each $1.50 of principal.  The loan is collateralized by all the assets of Topro, Advanced Control, Management Design and All Control .  During July and August, 1997, the debenture holders
converted $2,685,000 of principal into 1,790,032 shares of common stock. (1)   $2,015,000           $4,700,000


Promissory note payable to an investment company net of a discount of $315,000.
Interest at the rate of 11.5% per annum is payable quarterly.  Principal is due
January 31, 2001.  The loan is secured by substantially all assets of the
Company and its subsidiaries.(3)                                                3,685,000               --

Mortgage note payable to a bank, due in monthly installments of $2,941 including interest at 11.0% per annum, balloon payment of remaining balance is due November 2001, collateralized by a first deed of trust on Advanced
Control's land and building.  The mortgage note was repaid upon the sale of
Advanced Control's land and building during December 1997.                           --                255,000

Four year promissory note bearing interest at 8.0% per annum payable to a
creditor.  Monthly payments of $6,103 are due beginning May 1, 1996.              141,000              185,000

Term loan payable to a bank, interest adjusted quarterly based upon the prime rate (2) plus 2.75% per annum, collateralized by a second security interest on substantially all assets of Vision, guaranteed by the Small Business
Administration and personally guaranteed by an officer, which personal guarantee is collateralized by a third deed on the officer's residence, payable in monthly principal payments of $7,000 adjusted quarterly, through September
2002.                                                                                --                274,000

Non-interest bearing note payable to Advanced Control's legal counsel payable over 30 months at $5,000 monthly beginning April 1, 1996.  The note has been
discounted using an effective interest rate of 10.25%.                             66,000               88,000

Note payable, due in monthly installments through November 1999, collateralized
by a vehicle.                                                                      19,000               37,000

Capital lease obligations secured by equipment.                                   226,000              201,000
---------------------------------------------------------------------------------------------------------------
Total long-term                                                                $6,152,000          $ 5,740,000
---------------------------------------------------------------------------------------------------------------
Total indebtedness                                                             $6,152,000          $ 7,573,000
Less current portion                                                            ( 218,000)          (2,151,000)
---------------------------------------------------------------------------------------------------------------
Long-term portion                                                              $5,934,000          $ 5,422,000
---------------------------------------------------------------------------------------------------------------

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Line-of-credit, short and long-term debt and capital lease obligations continued.

(1) The debentures include covenants which require the Company to maintain certain working capital and net worth ratios. At March 31, 1998, the Company was not in compliance with a certain financial covenant, however, the lender has agreed to waive its rights to declare a default for such violation.

(2)  At March 31, 1998, the prime rate of interest was 8.50% per annum.

(3) Borrowings under the loan agreement were $4,000,000. In connection with the loan, the Company issued 155,000 warrants to purchase an equal number of shares of its common stock. The estimated value of the warrants was determined using the Black-Scholes option pricing model. That value, $315,000, is presented as a discount to the loan and is being accreted as additional interest expense over its term. See Note 5.

NOTE 5.   LONG-TERM DEBT AND STOCKHOLDERS' EQUITY.

During the nine months ended March 31, 1998, holders of a portion of the Company's 9% convertible debentures exercised their rights thereunder and converted $2,685,000 of debenture principal into 1,790,032 shares of common stock.

During the nine months ended March 31, 1998, holders of 4,893,208 stock options and stock purchase warrants exercised their rights thereunder and received an equal number of shares of the Company's common stock. The Company received proceeds, net of expenses of $70,400, in the amount of $8,731,000.

During November 1997, the Company sold 955,000 shares of its common stock in a private placement and received proceeds in the amount of $5,252,500. Expenses incurred in connection with this offering were $426,500.

During January 1998, the holder of the Company's 133,334 convertible preferred shares outstanding exercised its rights thereunder and converted them into 1,333,340 shares of common stock.

During the nine months ended March 31, 1998, the Company sold 46,311 shares of its common stock to employees under the terms of the 1992 Employee Stock Purchase Plan. The Company received proceeds in the amount of $81,000.

During March 1998, in connection with a $4,000,000 loan agreement, the Company granted the debt holder warrants to purchase 155,000 shares of its common stock. Each stock purchase warrant may be exercised to purchase one share of common stock for $6.25 through March 26, 2003.

On March 13, 1998, the Company called 633,100 of its publicly traded stock purchase warrants for redemption. The redemption period expired on April 24, 1998. Prior to expiration, holders of 614,862 warrants exercised their rights thereunder to purchase an equal number of shares of common stock. The Company received substantially all of the exercise proceeds in the amount of $2,152,000 during April 1998. Holders of 428 warrants redeemed them for the redemption price of $0.05. Warrants to purchase 17,810 shares were not redeemed or exercised by the holders and were cancelled.

                   TAVA TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   EARNINGS (LOSS) PER SHARE.

The following is an analysis of the computation of basic and diluted earnings per share:

                                                           Three months ended            Nine months ended
                                                                 March 31,                   March 31,
                                                           1998           1997         1998             1997
-----------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:
   Numerator:
     Net income (loss)                                    $   301,000    $   493,000   $ (855,000)     $  489,000
     Preferred stock dividends                                     --             --      (60,000)             --
-----------------------------------------------------------------------------------------------------------------
     Earnings (loss) applicable to common shareholders    $   301,000    $   493,000   $ (915,000)     $  489,000
-----------------------------------------------------------------------------------------------------------------
   Denominator:
     Weighted average common shares outstanding            19,876,981      9,718,155    17,320,731      8,044,253
-----------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                           $      0.02    $      0.05   $     (0.05)    $     0.06
-----------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
   Numerator:
     Net income (loss)                                    $   301,000    $   493,000   $ (855,000)     $  489,000
     Preferred stock dividends                                     --             --    (  60,000)             --
     Interest expense                                              --        106,000           --              --
-----------------------------------------------------------------------------------------------------------------
     Earnings (loss)  applicable to common shareholders   $   301,000    $   599,000   $ (915,000)     $  489,000
-----------------------------------------------------------------------------------------------------------------
   Denominator:
     Weighted average common shares outstanding            19,876,981      9,718,155    17,320,731      8,044,253
     Stock options and stock purchase warrants              3,421,473      1,031,900            --      1,087,199
     Convertible debt                                              --      3,133,333            --             --
-----------------------------------------------------------------------------------------------------------------
     Weighted average common shares and assumed
        conversions outstanding                            23,298,454     13,883,388    17,320,731      9,131,452
-----------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share                         $      0.01    $      0.04   $     (0.05)    $     0.05
-----------------------------------------------------------------------------------------------------------------

At March 31, 1998 and 1997, convertible debentures in the amounts of $2,015,000 and $4,700,000, respectively, which were convertible into 1,343,301 and 3,133,333 shares of common stock, respectively, were not included in the computation of earnings per share for the nine months ended March 31, 1998 and 1997 and the three months ended March 31, 1998 because the effect would have been antidilutuve.

                            TAVA TECHNOLOGIES, INC.

                          FORWARD-LOOKING STATEMENTS


Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Act and Section 21E of the 1934 Act. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs and failure to capitalize upon access to new clientele. Additional risks and uncertainties which may affect forward-looking statements about the Company's Plant Y2KOne-TM-business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive Y2K solution, delays in market awareness of TAVA and its product and service solutions which could have an immediate and material adverse effect by placing TAVA behind its competitors for a time sensitive product and inability to engage qualified staff as needed. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

                            TAVA TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLANTY2KONE-TM- PRODUCT DEVELOPMENT.

During the fourth quarter of fiscal 1997, the Company announced a major business initiative based on its PlantY2KOne-TM- suite of products and services designed to address year 2000 compliance problems in process control and factory automation systems.

The PlantY2KOne-TM- product suite includes a methodology designed specifically to address the manufacturing and process floor environment, an inventory and compliance database that includes vendor information for commonly used factory automation hardware and software components and search engines that locate date related code in application programs. The database currently contains in excess of 15,000 unique items and will continue to grow as year 2000 work progresses.

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

The Company supplies either "end to end" consulting services built upon the methodology and use of the database and tools, sells the methodology, tools and database access, packaged on CD ROM and supported by internet access to the client for self execution. The CD ROM version of the product was released during the second quarter of the current fiscal year. To date, there have been two revisions which have enhanced the capabilities of this product. The Y2KOne-TM- suite of products is essentially complete, however, the Company will continue to develop the database of vendor compliance statements.

Sales of year 2000 products and services began during the second quarter of the current fiscal year. The Company believes its Y2KOne-TM- product and services hold significant near-term commercial opportunity. To properly support that opportunity, the Company has added, and continues to add, significant technical staff. At March 31, 1998, total Company headcount was
384. During the current fiscal year, the Company has added engineers and technicians to its staff. Management believes that business opportunity may require the addition of as many as 200 more over the next six to nine months. During the current fiscal year the Company invested over $1,440,000 in the development of its Y2KOne-TM- products. The Company will continue to invest in product development at a level apropriate to business opportunities as they develop. The Company has previously developed and will continue to develop new products outside of its year 2000 suite over the next twelve months.

During the nine months ended March 31, 1998, the Company recorded $5,155,000 of year 2000 revenue which includes both the sale of products and services. During the nine months ended March 31, 1998, demand for the Company's Y2k products and services did not accelerate as rapidly as management had expected. However, the Company believes that customer awareness of the Y2kOne-TM- problem and of the Company's products and services increased significantly during this period, resulting in sharply increased demand during and subsequent to the current quarter. Total backlog at March 31, 1998 was up approximately 15% over backlog at December 31, 1997. Much of the backlog at March 31, 1998 represented orders for the Company's inventory and assessment services, which constitute "Phase I" of the total four phase Y2kOne service and product offering. Management believes that a substantial portion of these orders will develop into subsequent follow-on orders for conversion plannning. Based upon these circumstances, management currently expects to receive between $6,000,000 to $8,000,000 of Y2k orders in May 1998. These new orders will not all be converted into revenue during the current fiscal year.

Management believes that its pursuit of year 2000 compliance business opportunities will have both short and long-term effects on its operations. Profitability is anticipated to improve and increased revenue at higher billing rates with a smaller material component has begun to improve profit margins. In addition to these near-term effects, the Company expects that these efforts will expand its client base for its core business of system integration.

LIQUIDITY AND CAPITAL RESOURCES.

During the first three quarters of the current fiscal year, holders of stock options and stock purchase warrants representing 4,893,208 shares of common stock exercised their rights thereunder and converted them into 4,893,208 shares of common stock. The Company received proceeds, net of associated costs, in the amount of $8,731,000. The proceeds were used to reduce debt, other current liabilities and for general working capital purposes. Current liabilities were reduced by $3,340,000 during this period.

                            TAVA TECHNOLOGIES, INC.

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

During the third quarter of the current fiscal year, the Company entered into equipment lease facilities with two financial institutions. The facilities permit the Company to enter into lease arrangements up to an aggregate amount of approximately $800,000. The Company plans to use these facilities in part to upgrade its computer equipment and administrative network. The Company granted the lessor stock purchase warrants to purchase 5,000 shares of its common stock for $5.50 per share. The warrants expire in February 2003.

During the third quarter of the current fiscal year, the Company obtained a $4,000,000 loan from an investment company. The loan is secured by substantially all assets of the Company. The loan bears interest at the rate of 11.5% per annum. The loan is due in February 2003. No principal payments are required until maturity. The Company granted the lender stock purchase warrants to purchase 155,000 shares of its common stock for $6.25 per share. The warrants expire in February 2003. Under the terms of this facility, additional warrants may be granted if the outstanding principal is not repaid prior to either December 1998 and July 1999. Proceeds were used to extinguish senior bank debt and for working capital purposes associated with Y2KOne-TM-development and market implementation.

On March 13, 1998, the Company called 633,100 of its publicly traded stock purchase warrants for redemption. The redemption period expired on April 24, 1998. Prior to expiration, holders of 614,862 warrants exercised their rights thereunder to purchase an equal number of shares of common stock. Holders of 428 warrants redeemed them for the redemption price of $0.05. The Company received substantially all of the exercise proceeds in the amount of $2,152,000 during April 1998. Warrants to purchase 17,810 shares were not redeemed or exercised by the holders and were cancelled.

As a result of these transactions and arrangements, the Company's cash position has increased by $5,224,000 since June 30, 1997 and its working capital has increased from $168,000 at June 30, 1997 to $15,767,000 at March 31, 1998.
Management believes that its current cash position and the anticipated receipts from both its core business and its year 2000 activities will be sufficient to meet its working capital needs for the foreseeable future.

CAPITAL EXPENDITURES AND PRODUCT DEVELOPMENT COSTS.

The Company has no commitments for major capital expenditures. However, the Company anticipates capital spending to upgrade its computer network and for the development of hardware and software during fiscal 1998. During the nine months ended March 31, 1998, the Company capitalized $2,148,000 of software and product development costs, primarily for its Plant Y2KOne-TM- suite of products. The CD ROM version of the Plant Y2Kone-TM- product has been developed and is actively being marketed. In addition, the Company is currently evaluating new accounting and project management software. A new software system, which management estimates will cost approximately $400,000 will be purchased during the fourth quarter of the current fiscal year.

CASH FLOW.

During the nine months ended March 31, 1998, cash increased by $5,224,000. Funds used in operating activities were $7,949,000. Cash in the amount of $1,855,000 was used to reduce accounts payable and other accrued expenses. Operating funds were also used to finance the $1,401,000 increase in costs and estimated earnings in excess of billings and the $5,098,000 increases in accounts receivable. Investments were made in capital equipment of $467,000 and capitalized software development costs of $2,148,000 for a total use of funds for these activities of $2,615,000. Financing activities provided $14,905,000 of cash proceeds. Cash in the amount of

                            TAVA TECHNOLOGIES, INC.

$8,731,000 was received during the period from the exercise of stock options and stock purchase warrants and net proceeds in the amount of $4,907,000 were received from the private placement of 955,000 shares of common stock and employee purchases. Net cash proceeds in the amount of $1,470,000 were received as a result of debt refinancing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

During the quarter ended March 31, 1998, the Company recognized net income in the amount of $301,000, compared to net income of $493,000 for the corresponding quarter of fiscal 1997. Quarterly revenues increased by $484,000 and cost of goods sold decreased by $552,000. This resulted in improved gross margins. The gross margin during the quarter ended March 31, 1998 was 44% compared to 37% for the comparable period of the preceding year. The increase in gross margin is attributable to the change in the mix of sales in favor of year 2000 products and services. Margins on these products generally are higher than those in the Company's core business.

Operating expenses increased by $1,463,000 to $4,748,000 for the quarter ended March 31, 1998 compared to the corresponding quarter of the preceding year.
The increase is primarily attributed to higher corporate expenses, primarily selling, general and administrative expenses, incurred to support growing operations. The Company continues to hire additional senior staff, primarily in its sales, marketing and legal departments. Management believes that selling, general and administrative expenses will go down as a percentage of revenue in the coming quarters. Non-cash expenditures for the amortization of capitalized software, goodwill and depreciation amounted to $538,000 during the current quarter. Interest expense for the current quarter decreased by $248,000 compared to the quarter ended March 31, 1997. The decrease is due to the reduction of debt through conversion to common stock and the consolidation of debt achieved through the recently completed loan arrangement.

Net income was lower during the current quarter compared to the income of the corresponding quarter of the preceding year primarily because of the product development and roll-out costs associated with the Company's Y2KOne-TM-product and services. Product development activities required that a considerable number of the Company's technical employees be taken off core business projects.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1997.

The Company completed its last of four acquisitions (All Control Systems, Inc.) on December 1, 1996. Because it was accounted for under the purchase method of accounting, the results of its operations are included in the Company's financial statements for only four months of the nine month period ended March 31, 1997. Results of operations for the Company and those of its other subsidiaries are included for all periods presented.

During the nine month period ended March 31, 1998, the Company incurred a net loss in the amount of $855,000, compared to net income of $489,000 for the corresponding period of fiscal 1997. Revenues increased by $6,183,000 or 23% to $33,470,000 for the nine months ended March 31, 1998 compared to the same period of the preceding year. The gross margin improved during the current fiscal year to 37% from 35% during the same period of the previous fiscal year. The increase in revenue is primarily attributed to the inclusion of All Control Systems for the full nine month period and the recognition of revenue for year 2000 products and services.

The net loss for the current fiscal year is partially attributed to the development and roll-out costs associated with the Company's Y2KOne-TM-product and services. Product development activities for Y2KOne-TM-products and services required that a considerable number of the Company's engineers be taken off core business projects. In addition, the Company hired and continues to hire engineers and other technical staff in anticipation of increased revenues from Y2KOne-TM- products and services. Further, an engineering office was opened in Birmingham, Alabama and sales offices were opened in Greenville, South Carolina and Houston, Texas during the current fiscal year.

                            TAVA TECHNOLOGIES, INC.

As a result of these activities, operating expenses increased by $4,542,000 to $12,891,000 for the nine months ended March 31, 1998 compared to the corresponding period of the preceding year. Sales expenses increased by 66% to $2,940,000 and general and administrative expenses increased by 44% to $9,035,000 when compared to the nine month periods of the preceding year. Non-cash expenditures for the amortization of capitalized software, goodwill and depreciation amounted to $1,415,000 during the current nine month period.
 This compares to $1,055,000 for the corresponding nine month period of the previous year. Interest expense for the current period decreased by $311,000 compared to the nine months ended March 31, 1997. The decrease is due to the reduction of debt through conversion to common stock and the repayment of principal on outstanding borrowings..

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable

ITEM 2.   CHANGES IN SECURITIES.

On March 13, 1998, the Company called all (633,100) of its outstanding publicly traded stock purchase warrants for redemption. The redemption period extended through April 24, 1998. During the redemption period, holders of 614,862 warrants exercised their rights thereunder and purchased 614,862 shares of common stock at the exercise price of $3.50 per share. The Company received proceeds in the amount of $2,152,000. Holders of 428 warrants redeemed them for $0.05 each. Upon the expiration of the redemption period, 17,810 warrants were cancelled due to non-exercise or non-redemption..

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

       Not applicable.

                            TAVA TECHNOLOGIES, INC.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Not applicable.

ITEM 5.   OTHER INFORMATION.

             Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             a) Exhibits.

                3.1  Restated Articles of Incorporation. (A)
                3.2  Amendment to Articles of Incorporation. (B)
                3.3  Amendment to Articles of Incorporation re: Name change. (C)
                3.4  Bylaws. (D)
                10.1 Loan and Security Agreement dated March 27, 1998 with
                     Sirrom Capital Corporation d/b/a Tandem Capital, Inc.
                     Filed herewith.
                10.2 Non-Employee Director Stock Option Plan,  Filed herewith.
                27   Financial Data Schedule.
                --------------------------------------------------------------
                     (A) Incorporated by reference from the Company's
                         Form 10-KSB for fiscal year ended June 30, 1996.
                     (B) Incorporated by reference from Exhibit 3.1 to the
                         Company's Form 10-QSB for the quarter ended
                         March 31, 1997.
                     (C) Incorporated by reference from Exhibit 4.3 to the
                         Company's Form S-8 Registration Statement,
                         File No. 333-46339.
                     (D) Incorporated by reference from Exhibit 3.3 to
                         Registration Statement on Form S-1, File No. 33-47159, effective June 17, 1992.

             b)   Reports on Form 8-K.

                  During the quarter covered by this report, the Company filed the Current Reports on Form 8-K listed below, all of which reported information pursuant to Item 5, "Other Events." No financial statements were filed or required to be filed with these reports.

                     Form 8-K dated and filed January 5, 1998.

                     Form 8-K dated and filed January 29, 1998.

                     Form 8-K dated February 5, 1998 and filed February 6, 1998.

                     Form 8-K dated and filed February 17, 1998.

                     Form 8-K dated and filed March 5, 1998

                     Form 8-K dated and filed March 13, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TAVA Technologies, Inc.
     (Registrant)


Date: May 15, 1998                      /s/ John Jenkins
                                        -------------------------------
                                        John Jenkins
                                        Chairman of the Board,
                                        President and Chief Executive Officer


Date: May 15, 1998                      /s/ Douglas H. Kelsall
                                        -------------------------------
                                        Douglas H. Kelsall
                                        Chief Financial Officer and Secretary




 Date: May 15, 1998                     /s/ Robert C. Ogden
                                        -------------------------------
                                        Robert C. Ogden
                                        Principal Accounting Officer