Form 10KSB
period 1998-06-30
TAVA TECHNOLOGIES INC
filed 1998-10-01
CIK 874263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                     For the fiscal year ended June 30, 1998
                                       or
__ Transition report pursuant to section 13 or 15 (d) of the Securities Exchange
   Act of 1934

                        Commission file number: 0 - 19167

                             TAVA TECHNOLOGIES, INC.
                             -----------------------
              (Exact name of Small Business issuer in its charter)

             Colorado                             84-1042227
 ---------------------------------        ---------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

7887 East Belleview Avenue, Englewood, Colorado              80111
- -----------------------------------------------              -----
(Address of principal executive offices)                   (zip code)

Issuer's telephone number, including area code:  (303) 771-9794
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State  issuer's  revenues for its most recent fiscal year: $48,363,000
                                                           -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days. On September 22, 1998, the aggregate market value of voting stock held by non-affiliates, based on the closing price as quoted by the NASDAQ Stock Market, was $126,128,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Shares of common stock, $.0001 par value, outstanding as of September 22, 1998: 22,051,216 shares.

Documents incorporated by reference: The Issuer's Definitive Proxy Statement, to be filed with the Commission no later than October 28, 1998, is incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               ----      ----

                             TAVA TECHNOLOGIES, INC.

                                   FORM 10-KSB

                                Table of contents



Part I                                                                    Page

     Item 1   Description of Business.                                      3

     Item 2   Description of Property.                                     10

     Item 3   Legal Proceedings.                                           11

     Item 4   Submission of Matters to a Vote of Security Holders.         12

Part II

     Item 5   Market For Common Equity and Related Stockholder Matters.    12

     Item 6   Discussion and Analysis or Plan of Operation.                13

     Item 7   Financial Statements.                                        21

     Item 8   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.                                    22

Part III

     Items 9, 10, 11 and 12 are incorporated by reference to the Issuer's Definitive Proxy Statement.

     Item 13  Exhibits and Reports on Form 8-K.                            22

                             TAVA TECHNOLOGIES, INC.
                                   Form 10-KSB

                           Forward-looking statements


Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions federal securities laws. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. Such forward-looking statements speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include, but are not limited to those discussed under the caption "Factors that May Affect Future Events" in Item 6 of this Form 10-KSB. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Description of business.

Recent Developments - Fiscal 1996-1998.

TAVA Technologies, Inc., a Colorado corporation formed in 1974, is an industrial information technology company providing consulting and system integration services to industrial markets. The Company designs, configures and installs software based information and control systems that provide automatic control and optimization of discrete and continuous manufacturing processes while acquiring, storing and converting real time process data for use by operators and enterprise management information systems. The Company's products and services provide its clients greater operating efficiencies and the ability to optimize the performance of information based businesses.

As an independent system integrator, the Company's client specific solutions may include hardware and software components from a wide variety of suppliers as well as Company proprietary products and custom software. The Company's professional staff includes system engineers, software developers, system analysts and technicians.

In fiscal 1996, TAVA began a program of select acquisitions of other system integration companies in geographical and industry vertical markets not then served effectively by the Company. The strategy included four primary elements:

   - applying the infrastructure of the acquired companies to bring TAVA's existing products and services to new geographical markets;
   - taking the newly acquired vertical market expertise, technologies and products to TAVA's existing markets;
  - providing a nationwide operating platform from which TAVA could more effectively deliver standard product and service solutions to clients with multiple site locations; and
   - developing a larger resource base to position TAVA to address larger projects and clients than its immediate competition.

In fiscal 1996 TAVA acquired three  independent  system  integration  companies:
Management Design and Consulting Services, Inc., headquartered in Atlanta, Georgia ("Management Design"); Advanced Control Technology, Inc., headquartered in Albany, Oregon, ("Advanced Control") and Vision Engineering Corporation, based in Cypress, California with sales and engineering offices in Sacramento, Los Angeles, Phoenix and Chicago and a sales office in Boston ("Vision"). In fiscal 1997, TAVA acquired All Control Systems, Inc. in West Chester, Pennsylvania ("All Control"). To further expand its market presence, in fiscal 1998 TAVA opened new offices in Greenville, South Carolina, Houston, Texas, and Minneapolis, Minnesota and formed a wholly-owned subsidiary, TAVA Alabama, Inc. ("TAVA Alabama"), which opened an engineering office in Birmingham, Alabama.

TAVA is now one of the nation's largest independent systems integration companies providing information and control system technologies to industrial users. The Company believes that its growth through acquisition has been successful and plans to continue to acquire systems integration companies selectively to further its original objectives, as well as obtain additional complementary product and consulting practice expertise.

TAVA manages its business through a structure that combines a centrally managed national sales and marketing function with local solution delivery through its various operating offices. Large and/or geographically diverse projects and programs are often executed with combined resources from more than one office.

Through the course of its development, TAVA has retained certain key management personnel from each of the acquired organizations, has promoted other employees to senior management positions in the combined organization, and has recruited new personnel to fill a variety of management positions in the new company structure. During the year ended June 30, 1998, TAVA added 12 new senior management personnel in finance, sales and marketing and operations.

Through 1995, TAVA invested in a company, Direct Measurement Corporation ("DMC"), which developed and marketed products utilizing a unique gas flow measuring method. During fiscal 1996, TAVA sold its remaining investment in DMC but, as a condition of that sale, retained a future royalty interest in sales of DMC products. DMC was purchased by an unrelated third party which is obligated under the royalty agreement. No royalty income has been generated to date.

Description of Business.

TAVA is a project based industrial information technology company that provides consulting and system integration services to industrial clients in a broad base of industries including: aerospace, airport facility operations, automotive, chemical, petro-chemical and refining, food and beverage, forest products, pulp and paper, mining and mineral processing, power generation, transmission and distribution, pharmaceutical and bio-technology, semi-conductor and electronic component, and environmental control. As a supplier of software based information and control systems, the Company provides information based, enterprise performance optimization for its clients.

Contracts for the systems are negotiated for a fixed price for a defined scope of work or executed on a time and materials basis. Before commencing a project, TAVA consults with the customer to develop: a functional description document defining what the project will accomplish; a design document to define how the project will be undertaken to satisfy the stated objectives; and acceptance test procedures, which define in advance how the project will be determined successful.

Control systems:

The control systems that TAVA provides are typically based on Programmable Logic Controllers, Computer Numerical Controllers, DDC Controllers networked with measurement and control devices, and operator interfaces, typically Personal Computers, that use both text and graphics to display the plant or system operation and performance characteristics, usually in real-time. Systems typically include third party hardware components, packaged software applications, custom software developed by TAVA staff and sometimes TAVA proprietary products.

Third party  component  and packaged  software  application  suppliers  include:
Wonderware, Rockwell Automation, Intellution, General Electric, Square D, Modicon, Microsoft, Digital Equipment Corporation, IBM, Hewlett Packard and many others. The purchased products are readily available on a national basis and TAVA is not dependent upon any particular supplier or group of suppliers. Systems are generally assembled, configured and programmed at TAVA's operating facilities and are accepted and approved by the customer prior to shipment for installation. TAVA staff generally executes the final system installation and start-up at the client's site.

Information systems:

TAVA provides information systems that generally are either personal computer or mini-computer based, typically in a client server architecture. The systems are networked both to a control system in order to gather plant or process operating data, and to enterprise management information systems such as Enterprise Resource Planning systems to improve and optimize functionality.

The information systems may include: third party package software applications such as advanced planning and scheduling modules as supplied by companies such as I2; third party packaged manufacturing execution system applications such as those supplied by RWT, Wonderware Corporation, Intellution, Inc., and others; custom applications developed by TAVA staff and sometimes TAVA proprietary products.

Consulting:

In its consulting capacity, TAVA's staff provides clients with operations improvement analyses, business process engineering and information technology planning. TAVA brings particular emphasis and expertise to enterprise wide integration of management information and process control and automation systems.

TAVA proprietary products:

TAVA develops, on a limited basis, packaged, re-usable software applications for specific automation, control and information system requirements. These products are generally sold as part of an overall system. Some current TAVA products include applications for use in process line data acquisition, airport runway lighting control systems, automatic positioning of overhead cranes, batch processing for color mixing, power consumption monitoring, and Year 2000 assessment. These products provide the Company with competitive advantages and increased margins in its system sales. The Company plans to continue to develop similar products on a select basis.

Sales and marketing:

The Company sells all of its products and services through its national sales and marketing organization, spread geographically across the United States but reporting to its Executive Vice President of Sales and Marketing. This organization combines geographical territory responsibility with specific, industry market focus. In fiscal 1998, the Company added an international sales manager, resident in the U.S., who manages international business development activities. To date, the Company's direct international sales have been minimal and have primarily been associated with supporting the international affiliates of its U.S. based companies.

Project execution:

The Company executes its projects from its various operating offices spread geographically across the United States. The Company's staff includes system engineers, software developers, system analysts and technicians. Large and/or geographically diverse projects and programs are executed with combined resources from more than one office.

Projects are executed based on a TAVA standard methodology that continues to be expanded in scope and detail. This TAVA methodology is critical to consistent solution delivery across all offices and is the foundation for inter-office project teaming. The Company has invested significantly in and will continue to invest in intra-net and other information technology infrastructure to improve internal communications and overall project execution performance.

During fiscal 1998, TAVA provided information and control systems and other technical services to national firms including the following:

       Coca-Cola            Merck                 Hershey
       IVAX                 Kimberly Clark        Kraft
       Boeing               Hewlett Packard       Georgia Pacific
       Cyprus Minerals      Lipton

In addition, during fiscal 1998, TAVA provided Year 2000 products and services to national firms including the following:

       General Motors       Weyerhaeuser          Koch Industries
       Chevron              Amgen                 Bayer Corp.
       Boeing               Bristol-Myers-Squibb  Polaroid Corp.
       Kraft                Johnson & Johnson     Kennecott Minerals/Utah Copper

Sales to any one customer during fiscal 1998 did not exceed 10% of the Company's contract revenue. During 1997, sales to one customer accounted for approximately 18% of contract revenue.

In Denver, Colorado, Chicago, Illinois and Phoenix, Arizona, TAVA operates service divisions that provide instrumentation calibration and small scope system configuration services to local customers on a "demand" service basis. This work is generally done at the customer's facility. As of June 30, 1998, the group employed approximately 15 technicians on a full time basis. These technicians also occasionally support larger system integration engineering projects. The Company plans to continue to invest in and grow this business across its organization.

Year 2000 initiative:

In late June 1997, TAVA engineers confirmed the existence of Year 2000 compliance issues in process control and factory automation systems. Management believes that TAVA was one of the first organizations to determine that Year 2000 issues were a very real and serious concern in these systems. Although Year 2000 issues had been earlier recognized in classical management information or financial systems, TAVA found that the issue had not been understood as a potentially severe problem in process control, factory automation and facility management systems.

Most such systems are complex combinations of hardware and software from a variety of vendors. Therefore, a compliance issue with a single component and the corresponding solution must be considered in the context of the impact on the total system. Only a few components in any given system could have Year 2000 compliance issues. Finding these components and determining the resulting impact in an ordered and accurate fashion is the critical and significant challenge. Given these circumstances, TAVA believed that a system integrator with process control and factory automation practice experience would be the logical choice to effect the required solutions.

To address this market, commencing in June 1997, TAVA launched a major business initiative to address Year 2000 compliance problems in process control, factory automation and facility management systems. The Company determined that addressing the Year 2000 issue in these systems was a logical extension of its current business and it developed a proprietary package of products and services, Plant Y2kOneTM, as the foundation of its approach. Plant Y2kOneTM includes a methodology, system inventory support tool, access to a Company developed database of Year 2000 compliance information, specific code search engines and a remediation project management tool, all packaged on CD ROM. The product is provided under license for use by clients directly or in combination with consulting and technical services supplied by TAVA.

The Company's Year 2000 methodology includes assessment, analysis, planning and remediation phases. In the assessment phase, the overall project is defined and organized. An inventory of all process control hardware and software is then completed using the Company's inventory builder tool. In the analysis phase, that inventory is examined, component by component, using TAVA's database of vendor Year 2000 compliance statements. Custom code is analyzed with TAVA's search engines to reveal date usage. The conversion planning stage applies the results of the analysis to develop a plan for bringing the client's system into Year 2000 compliance. The final stage is to execute the remediation plan and conduct system and enterprise wide training.

TAVA supplies complete Year 2000 project consulting services built upon the methodology and use of the database and tools; or licenses the methodology, tools and database access which are packaged on CD ROM and supported by internet access, to the client for self execution, or provides a combination of both approaches. The project staffing and management requirements for Year 2000 consulting and service engagements entered into by TAVA are undertaken by engineering and technical staff of TAVA's subsidiaries. As Year 2000 compliance projects are a straightforward extension of the Company's core technologies, with the exception of specific training on the Plant Y2kOneTM product, the Company has not had to invest in significant training of its personnel in order to support this initiative. Newly hired employees have generally been able to contribute within the first few weeks of employment.

The Company has made significant financial and resource investment in developing the Plant Y2kOneTM product, in particular, the vendor compliance database. The Company established a technology and resource center at its West Chester, Pennsylvania office to support this effort. In January 1998, TAVA formed a wholly-owned subsidiary, TAVA Y2k One, Inc. ("TAVA Y2k"), which owns the Plant Y2kOneTM products and administers the operations and business affairs for this business.

As of June 30, 1998, the Plant Y2kOneTM vendor compliance database included more than 40,000 items and continues to grow as the Company addresses new engagements. In the fourth quarter of its fiscal 1998, the Company began to see rapidly accelerating market acceptance of its Plant Y2kOneTM products and services. TAVA Y2k received in excess of $20,000,000 in new orders for the product and related services in that quarter. Many of these orders exceed
$1,000,000 for the assessment and analysis phase of the project alone. Orders generally include licenses of the Plant Y2kOneTM product and some quantity of TAVA services that are provided on a time and expense basis. When TAVA continues with clients from the assessment and analysis stage to conversion planning and remediation, that activity will generally include purchase of TAVA services and third party hardware and software components as required by the remediation programs.

The scope and magnitude of these programs has placed significant demands on TAVA management and staff resources. As many client organizations are late in addressing Year 2000 issues in their factory automation systems, schedules are now very compressed. The Company has increased staff significantly in order to meet this demand, adding 174 employees during the 1998 fiscal year. To date, hiring qualified staff has not been a major difficulty as the Company is hiring from all of its 14 offices. It is not competing for the same type of employees required for Year 2000 remediation in traditional management information systems.

Strategic alliances and other ventures:

Since many TAVA clients for Year 2000 support services are multi-national corporations with off-shore operations, during fiscal 1998, the Company developed a Solution Provider Partner Program to provide local international support of client's off-shore manufacturing operations. Solution Provider Partners are system integration firms with experience in factory automation that are located near TAVA's clients sites and which can supply staff to support TAVA's international project manpower requirements. The Solution Provider Partner undertakes to train its personnel on use of TAVA's Plant Y2kOneTM product. In addition to the staff augmentation role in support of TAVA projects, these organizations serve as value added resellers of the Plant Y2kOneTM product in their own regional markets. As of June 30, 1998, this program had not yet contributed any material direct revenue.

The Company expects that its Solution Provider Partner Program will continue to have value beyond the Year 2000. Staff augmentation support will be required for non-Year 2000 engagements and select partners will serve as a value added resale distribution channel for other TAVA products and service.

At June 30, 1998, TAVA had agreements with 23 Solution Provider Partners in locations ranging from Asia to Europe and Africa, providing the Company with an additional resource pool of more than 1000 personnel.

In its undertaking to address Year 2000 compliance issues in factory automation systems, TAVA has developed formal Strategic Alliance and teaming agreements with a number of information technology service companies. Agreements have been signed with: Unisys Corporation, Computer Science Corporation; CTA Incorporated; Software Control International and Data Dimensions, Inc. The Company also is working on a similar but informal cooperation basis with others such as Keane Inc.

The immediate purpose of these alliances is to form complementary teaming arrangements that provide clients complete Year 2000 project services, covering both conventional management information systems, the domain of the TAVA alliance partners, as well as TAVA's domain of factory automation systems. TAVA and its alliance partners believe that this teaming structure is viable in non-Year 2000, information technology business development as well. In the non-Year 2000 context, TAVA and an alliance partner team together to provide integrated enterprise IT solutions that link process control to conventional management information systems. As in Year 2000 teaming arrangements, the TAVA alliance partner provides the management information systems expertise and TAVA provides the automation, information technology domain experience. A number of projects have already been identified for pursuit with an alliance partner.

In early fiscal 1998, TAVA developed Year 2000 product marketing alliances with two automation product suppliers, Wonderware and Square D Corporation. The general effect of these alliances has been to assist in creating awareness of the Year 2000 issue in factory automation systems. The alliances did not produce any significant direct commercial effect. The Company has determined that the cooperative marketing programs were not reaching the right decision making level in target clients. These specific alliances are no longer being actively supported. TAVA has active working relationships with these organizations on non-Year 2000 business activity.

TAVA expects that the demand for Year 2000 compliance products and services will remain very strong through calendar year 1999 and into calendar Year 2000. As many organizations will not complete total remediation prior to January 1, 2000, some projects will include a temporary solution that will need to be addressed through installation of a permanent solution in the months after January 1, 2000.

The Company has already seen that many client organizations involved in Year 2000 compliance programs have put other industrial information technology projects on hold. There are two immediate reasons for this. One is that most companies had not budgeted for this activity and are using other capital project funds as the source of funding Year 2000 programs; the second is that clients, for fear of duplicate or contrary spending, want to avoid executing new information technology projects until they have a completed Year 2000 conversion plan that addresses their entire information technology structure. As a result, TAVA expects that during fiscal 1999 and 2000, much of its revenue base will come from projects that involve a Year 2000 compliance element.

The Company believes that the Year 2000 event is an unparalleled opportunity to secure new clients for whom it will continue to provide system integration and consulting services beyond Year 2000. Through the end of fiscal 1998, the Company had secured Year 2000 business with more than 100 clients. The Company's ability to expand business with these clients after Year 2000 of course depends on the quality of execution of its Year 2000 compliance support projects.

In March 1998, TAVA and R.W. Beck Plant Management Ltd., a leading engineering and consulting firm to the utility industry, teamed together to address Year 2000 compliance issues in control and automation systems in the electrical utility industry. In May 1998, TAVA and Beck, as co-owners, formed TAVA/R.W. Beck, LLC ("TAVA/Beck"). TAVA Y2k granted the LLC a license to apply the Plant Y2kOneTM technology exclusively to the utility industry. TAVA/Beck has its own management and professional staff. Staffing plans provide for growth to a resource base of more than 200 personnel.

Through June 30, 1998, TAVA/Beck has executed agreements with 16 clients. These include both independent power producers and public utilities. Subsequent to June 30, 1998, the Los Angeles Department of Water and Power authorized an agreement with TAVA/Beck, subject to City Council review, to address embedded system issues with funding limited to $9 million for a period of 24 months. Also subsequent to June 30, 1998, TAVA/Beck signed an agreement with Y2K Africa, an affiliate of the state utility of South Africa. Y2K Africa will apply the

TAVA/Beck Utility Y2k(TM) products and services to electric, gas, water, and wastewater utilities in South Africa and throughout the continent. TAVA/ Beck did not have any direct financial impact on TAVA during fiscal 1998. The Company expects a financial contribution from this entity to begin during the first quarter of fiscal 1999.

In fiscal 1998, TAVA entered into an agreement to license its Plant Y2kOneTM technology to Colorado MEDtech, Inc. ("CMED"). Pursuant to this agreement, CMED will undertake to modify the Plant Y2kOneTM software tool and database structure to tailor it specifically to the needs of the healthcare market. The modified system, to be known as BioMed Y2kOne, is intended to assess compliance of biomedical devices used in hospitals, clinics, and extended care facilities.
CMED will work directly with clients, and in cooperation with information technology service companies that are providing Year 2000 compliance services in the health care industry. CMED will offer a combination of tools and services to support health care institutions' efforts to establish Year 2000 compliance for their biomedical devices. TAVA will receive, as a royalty, a percentage of gross profits generated by this activity. TAVA did not receive any license income from CMED during fiscal 1998. License revenues from this activity are expected beginning in the second quarter of fiscal 1999.

In late fiscal 1997, TAVA signed a strategic alliance agreement with PacifiCorp Energy Services, Inc. ("PacifiCorp"), a division of PacifiCorp Holdings, Inc., a leading electrical utility with international operations headquartered in Portland, Oregon. The alliance agreement addressed the joint development of business in automating utility and industrial power distribution substations and was intended to combine TAVA's automation technology and know-how with the utility specific experience and know-how of the PacifiCorp engineering resources. The alliance activity resulted in one significant project award in early fiscal 1998. During fiscal 1998 there has been little to no activity from this alliance.

Competition.

Many firms throughout the United States provide control systems integration services comparable to those offered by TAVA. TAVA believes that the dominant practice among firms in the control systems integration business is to focus their competitive efforts on a single geographic region or a particular marketplace. Examples include vertical market prominence (water and waste-water treatment, power-generation, petroleum, mining, and chemical industries) or functional prominence (programmable logic control, distribution control systems, and data acquisition). By focusing upon a particular market, many firms typically acquire expertise, specialized resources and business relationships that result in a competitive advantage only within that market.

TAVA believes that through its acquisition strategy, it has assembled a broad range of market expertise which, when combined with its large resource base and diverse geographical presence, gives it competitive advantages over many other firms. Because of its resource base, TAVA can address projects of a size and scope many other integrators cannot. TAVA's geographic reach gives it a competitive advantage in serving customers that have multiple manufacturing facilities spread across the country.

While most independent control system integrators are much smaller than TAVA, there are some general engineering firms which are larger and better financed. TAVA competes in certain markets with these firms but generally not across all markets. One example of such a competitor is the automated System Division of Raytheon Engineers and Constructors International, Inc.

Specifically in the market for Year 2000 compliance in factory automation and process control, TAVA has encountered little competition for its comprehensive product offering. Raytheon is clearly the Company's largest competitor in this area.

Research and development.

TAVA conducts limited research and development through both customer funded projects or internal research projects. Costs are incurred in specific system projects that employ existing technologies for which feasibility previously has been established to develop applications within specific industries. These applications are produced to have broad application in specific industries. Once technological feasibility is established, the Company capitalizes software development costs up to the time the product is available for sale to customers. This investment is designed to create both improved margins through repeat sales of applications in specific vertical markets and to improve TAVA's competitive position in these markets. Costs that are incurred prior to determining technological feasibility are charged to expense. During the year ended June 30, 1998, TAVA capitalized $3,188,000 of costs it incurred to develop its Plant Y2kOneTM product and service offering and $736,000 to develop other software products.

The Company does not anticipate that further major development effort will be incurred on its Plant Y2kOneTM products other than the continued expansion of the vendor management database. TAVA's product development resources have been re-directed to programs put on hold during the Year 2000 ramp up. Some of these programs have grown out of the Year 2000 engagement experience.

Backlog.

At June 30, 1998 and 1997, the sales order backlogs for the Company's system integration and services business were approximately $34,059,000 and $12,153,000, respectively. This included a backlog of approximately $20,984,000 from its Year 2000 products and services business at June 30, 1998. There was no corresponding backlog at June 30, 1997. Certain of the Company's contracts require the provision of its systems integration services as a smaller portion of a large contract. Consequently, the Company can not always control the timing of the execution of its work on a specific project. This restriction may prevent contracted backlog from being completed within an ensuing twelve month period. This backlog measurement includes time and expense contracts which, generally may be cancelled upon 30 days' notice.

Employees.

At June 30, 1998, TAVA had 491 full-time employees, including 41 contract or temporary employees. During the year ended June 30, 1998, the Company added 174 employees, an increase of 55% over the previous year. No employee is represented by a labor union and the Company believes its employee relations are good.

Item 2.  Description of property.

The Company maintains major leased facilities at the following locations:

                                                              Square      Term of           Current
Function                           Location                    feet        Lease          annual rent
- ---------------------------------------------------------------------------------------------------------
TAVA Technologies, Inc.,           7887 East Belleview Ave.    3,100     December 2002    $ 61,000
Corporate headquarters.            Englewood, CO

Topro Systems, engineering         2525 West Evans Avenue     32,000     April 1999       $204,000
and manufacturing facilities.      Denver, CO

Topro Systems, engineering and     1900 West Broadway         13,000     February 2002    $145,000
sales facility.                    Phoenix, AZ

TAVA Y2k and All Control,          905 Airport Road           35,000     February 2004    $390,000
manufacturing, engineering and     West Chester, PA
sales facility.

Advanced Control, engineering,     2830 Ferry Street          13,000     November 2004    $ 82,000
sales and manufacturing            Albany, OR
facilities.

Advanced Control, additional       2514 Ferry Street          12,000     July 2001        $ 72,000
manufacturing facilities.          Albany, OR

                                                              Square      Term of           Current
Function                           Location                    feet        Lease          annual rent
- ---------------------------------------------------------------------------------------------------------
Advanced Control, engineering      8130 304th Avenue S.E.     12,000     February 2000    $ 82,000
office.                            Preston, WA

Management Design, engineering     3900 Kennesaw 75 Pkwy.     16,000     May 2003         $ 87,000
and manufacturing facilities.      Kennesaw, GA

Vision, engineering and sales      10855 Business Center Dr.  31,000     September 2001   $158,000
facilities.                        Cypress, CA

Vision, engineering and sales      760 Pasquinelli Dr.         4,000     April 2001       $ 65,000
facilities.                        Westmont, IL

Vision, engineering and sales      11315 Sunrise Gold Circle   7,000     September 2002   $ 53,000
facilities.                        Rancho Cordova, CA

TAVA Alabama, engineering          2027 1st Avenue North       2,200     Month to month   $ 51,000
facility.                          Birmingham, AL

Subsequent to June 30, 1998, TAVA leased space for its new offices in Houston, Texas and Minneapolis, Minnesota. TAVA has capacity for growth in certain of its facilities. However, management intends to expand facilities at its Topro Systems engineering and manufacturing facility in Denver to support growth. Additionally, management intends to expand its corporate headquarters facility to accommodate additional personnel and centralize certain administrative functions. Management continuously evaluates adding facilities in new geographic areas or expanding existing facilities as business conditions warrant.

Item 3.  Legal proceedings.

At June 30, 1998, TAVA and certain of its officers and directors were parties to certain legal proceedings. On June 17, 1998 and thereafter, TAVA, John Jenkins, its President and a director, Kevin Fallon, its Chief Operating Officer, and H. Robert Gill, a former director, were served with a complaint in a civil case brought by Jon Walker, Sr. and Imogene Walker. The case was filed in the U.S. District Court for the District of Oregon on or about May 28, 1998. Also named as defendants were TAVA's prior financial consulting firm and one of its principals, a broker-dealer firm with offices in Denver, Colorado and one of its representatives, and numerous John Does and John Doe entities. The complaint relates to the following circumstances: on May 28, 1997, the approximate time that Mr. Walker resigned as a director of TAVA, he and his wife sold a sizable block of TAVA shares in the open market to a third party not affiliated with TAVA. The Walkers allege that as of that date, TAVA substantially had completed its Plant Y2kOneTM products, and intentionally withheld this information from Mr. Walker, while disclosing it to the unaffiliated purchaser. The Walkers also allege that the defendants aggressively induced them to sell the shares, which they otherwise would have held until May 1998. The Walkers have asked for relief consisting of 929,428 TAVA shares, for which they will tender the proceeds of their sale, or, in the alternative, money damages equal to the difference between the $1.50 price at which they sold the shares in May 1997 and the $13.00 price in May 1998, when they claim they would have sold. The defendants believe that the Walker's claims are wholly untrue and deny all of the allegations. TAVA and the related defendants have filed motions to dismiss the federal securities claim for failure to state a claim; to dismiss the claims asserted against Messrs. Gill and Fallon for lack of jurisdiction; and to transfer the action to the U.S. District Court for the District of Colorado. TAVA understands that the other named defendants have filed similar motions. All of these motions are scheduled for oral argument in November, 1998. Discovery has been stayed pending outcome of these motions On September 11, 1998, the Walkers filed a stipulation and order dismissing all claims against TAVA's prior financial consulting firm and its principal. TAVA intends to defend the case aggressively and has been advised that the other defendants will do the same. Although the case is in a very early stage, as of this date, management believes that the claims clearly are groundless and that its defense of the case will be successful.

TAVA's subsidiary, All Control, is a party to a civil action filed in U.S. District Court for the District of Maryland by Marshall/Hyman, a joint venture, which acted as the general contractor on a computer chip processing facility project located in Manasas, Virginia. Marshall/Hyman filed the suit on December 5, 1997, claiming damages in excess of $100,000. On the same date in the same court, All Control filed a counterclaim requesting damages in excess of $3,900,000 arising under its subcontract. Discovery is proceeding in the matter and trial is expected to be held in January of 1999. TAVA intends to pursue this claim vigorously. In connection with this same project, other lesser claims are pending among All Control and other parties.

TAVA is also a party to various disputes involving matters of contract compliance and payment of its billings. Management does not believe that the outcome of any of these disputes will have a material adverse effect on TAVA's results of operations, its financial position or cash flows. At June 30, 1998, TAVA has provided an allowance for doubtful accounts receivable in the amount of $1,305,000.

Item 4.  Submission  of matters to a vote of security holders.

         None.

Part II.

Item 5.  Market  for  common  equity and related stockholder matters.

TAVA's common stock is traded under the symbol TAVA on the automated quotation system of the National Association of Securities Dealers National Market System ("Nasdaq"). Prior to February 18, 1998, the common stock was quoted on the Nasdaq Small-Cap Market.

The range of the high and low closing sales price quotations for TAVA's common stock as quoted by Nasdaq for the past two fiscal years is provided below:

Year ended June 30, 1998    High closing sales price    Low closing sales price
- --------------------------------------------------------------------------------
Fourth quarter                      $14.88                      $8.75
Third quarter                       $14.63                      $5.00
Second quarter                      $ 7.00                      $4.75
First quarter                       $ 7.18                      $1.75

Year ended June 30, 1997    High closing sales price    Low closing sales price
- --------------------------------------------------------------------------------
Fourth quarter                      $2.13                       $1.22
Third quarter                       $2.81                       $1.22
Second quarter                      $3.38                       $2.13
First quarter                       $2.88                       $1.63
- --------------------------------------------------------------------------------

On September 9, 1998, there were 475 record holders of TAVA's common stock and approximately 13,500 beneficial holders, including holders of shares in nominee or street name.

TAVA has never declared a dividend on its common stock and it is anticipated that any earnings will be retained for use in its business for the foreseeable future. TAVA is required to obtain the prior written consent of the holder of its $4,000,000 term note due January 2001 in order to: (a) declare or pay any dividends, either in cash or property, on any shares of its capital stock of any class, except dividends or other distributions payable solely in shares of capital stock of TAVA; (b) directly or indirectly purchase, redeem or retire any shares of its capital stock of any class or any warrants, rights or options to purchase or acquire any shares of its capital stock; or (c) make any other payment or distribution, either directly or indirectly, in respect of its capital stock. TAVA's ability to pay dividends is not restricted under any other arrangements or agreements to which it is a party.

The transfer agent for TAVA's common stock is American Securities Transfer & Trust Co., Incorporated, 938 Quail Street, Suite 101, Lakewood, CO 80215.

During December 1997, the holder of TAVA's 133,334 shares of Series A Convertible Preferred Stock outstanding, which shares constituted the entire issue of the Series A Preferred Stock, exercised its conversion rights and converted all of its preferred stock holding into 1,333,340 shares of common stock.

Item 6.  Management's Discussion and Analysis and Plan of Operation.

Fiscal year ended June 30, 1998 compared to fiscal year ended June 30, 1997:

During December 1996, the Company completed the acquisition of All Control, a company engaged in business similar to its own. The acquisition was accounted for under the purchase method of accounting, which requires that the operating results of All Control be included in the Company's financial statements from the time of acquisition forward. During late June 1997, the Company announced its plans to develop its Plant Y2kOneTM suite of products and services. During the period from July 1997 through January 1998, the Company expended considerable time and resources to plan and develop these products. They became widely available for sale during the third quarter of the fiscal year ended June 30, 1998. Further, to develop, market and service these new products, the Company added 174 new employees and opened four new offices during the current fiscal year. This represented a 55% increase in employees.

The 1997 statement of operations and related footnote disclosures contain information on operations that were discontinued during 1995. At June 30, 1998, the remaining obligations of those entities have been completed. Losses from discontinued operations were $106,000 for the year ended June 30, 1997. Management believes that there are no remaining material obligations that will impact the Company's operations in the future. The following analysis discusses only the continuing operations of the Company.

As a consequence of the matters mentioned above, meaningful comparisons of the changes in the Company's operating results from its fiscal years ended June 30, 1998 and 1997 are difficult to make. During the year ended June 30, 1998, the Company incurred a net loss in the amount of $250,000, compared to a net loss in the amount of $2,735,000 for the year ended June 30, 1997. The net loss incurred during fiscal 1997 included a $944,000 charge to bad debt expense and a charge in the amount of $250,000 related to expenses that were anticipated to be incurred, and subsequently were, in connection with the acquisition of Vision. The net loss in fiscal 1998 was net of a $100,000 reduction in the bad debt reserve and a $270,000 recovery of a litigation reserve which was accrued as of June 30, 1997 and reversed in 1998. In addition, in fiscal 1998 as a result of new information on the litigation matter, the potential loss has been determined by management and its legal counsel to be less than $10,000. The Company's improved performance during the current fiscal year is primarily attributable to the sales of its Plant Y2kOneTM products and services. These sales began to have a significant impact on the Company's operating results during the fourth quarter of the fiscal year ended June 30, 1998. Through the first three quarters of the current fiscal year, the Company incurred a net loss in the amount of $855,000.

Revenue increased by $11,520,000 or 31% to $48,363,000 during the year ended June 30, 1998 as compared to revenue of $36,843,000 in 1997. Revenue from the Company's Plant Y2kOneTM products and services was $14,390,000 during the current year, $9,000,000 of which was realized during the fourth quarter. This revenue included revenue from license agreements and product reports of $5,765,000 and $8,625,000 from services primarily associated with the inventory and analysis phases of its Plant Y2k OneTM offering. Management believes that revenues from sales of the Company's Plant Y2kOneTM products and services will continue to increase through fiscal 1999 and into fiscal 2000.

Revenue generated from the Company's systems integration business includes resale of hardware, software and subcontracting services to customers. These activities generally are passed through to customers at lower gross margins than labor services or proprietary product sales. The Company's Plant Y2kOneTM services are labor intensive and, to a great extent, do not include resale items; accordingly, these services afford significantly higher gross margins. The Company's Year 2000 product revenue is generated from repetitive sales of Year 2000 product software and compliance status reports. The direct costs after development associated with these repetitive sales is much smaller than the direct costs associated with the Company's systems integration business and Year 2000 services. Management expects Year 2000 product sales to result in improved gross margins. The Company's revenue mix between the resale of hardware, software, subcontracting services and Plant Y2kOneTM products to value added labor and proprietary products can have significant impact on both revenue and gross margins between accounting periods.

Gross profit increased by $6,432,000 or 51% to $18,953,000 during the year ended June 30, 1998, as compared to gross profit of $12,521,000 in 1997. The consolidated results of operations resulted in an increase in gross profit percentage from 34% in 1997 to 39% during 1998. The improvement in gross profit percentage is largely attributable to higher margins obtained on the sale of Plant Y2kOneTM products and services. There are three factors associated with the Company's Plant Y2kOneTM products and services that have a favorable impact on gross margins: (1) the Company has higher billing rates for its Plant Y2kOneTM services than it has historically obtained on its system integration projects; (2) the Company's direct costs associated with the revenue from PlantY2kOneTM product sales are much lower as a percent of sales than the direct costs associated with its system integration and service businesses, resulting in higher gross margins from its product revenue; and (3) the Company obtains a higher gross margin on the labor component of its business than on the material resale component. Since Plant Y2kOneTM projects are labor intensive, gross margins on them have been better than historical margins obtained on systems integration projects. Management expects future gross margins as a percentage of revenue from this business segment will fluctuate between accounting periods depending on this business mix as well as project execution. In the fourth quarter, the Company reclassified $1,100,000 for the overhead allocation charges on contracts from general and administrative expense to cost of revenue.

Selling, general and administrative expenses increased by $3,939,000 or 30% to $17,051,000 for the year ended June 30, 1998. Selling and marketing expenses accounted for $2,597,000 of the increase and general and administrative expense accounted for the remaining $1,342,000. The increases are primarily attributable to additional personnel and the general increase in the Company's business activity levels due to the introduction of its Plant Y2kOneTM products. In addition, the Company opened its corporate office, three new sales offices and an engineering office during the current year. The Company now operates from thirteen branch locations across the United States, each of which has its own operating expenses such as salaries, rent and local administration. The sales and marketing staff increased by seven, many at the senior and executive level, to a total of 37 at June 30, 1998. With the opening of its corporate office in Englewood, Colorado, the Company's executive management is now centrally located. During the year, the Company continued to make considerable investments in developing a national sales and marketing program. These efforts and expenditures were made primarily in connection with the introduction of the Company's Plant Y2kOneTM program. Since its growth will depend to a certain extent on expanding relationships with existing clients, developing new accounts, penetrating new industry markets, and developing a consulting practice servicing the system integration sector of industry, management anticipates that the level of selling, general and administrative expenses will continue to grow in order to support the expanded operations, but will decrease as a percentage of sales.

Amortization of goodwill resulting from acquisitions totaled $623,000 for the year ended June 30, 1998 compared to $479,000 for the preceding year. The increase is a result of a full year's amortization in fiscal 1998 on the goodwill related to the acquisition of All Control, which occurred in December 1996. In fiscal 1998, goodwill amortization expense in the amounts of $209,000, $162,000 and $252,000 were attributed to the acquisitions of Vision, Advanced Control and All Control, respectively.

The Company capitalizes the cost of developing software products which have achieved technological feasibility, but are not yet ready for sale to customers, when it believes there is a market for future use of the technology. During the years ended June 30, 1998 and 1997, the Company capitalized $3,924,000 and $1,174,000, respectively, of software development costs. Development costs of the Company's Plant Y2kOneTM program accounted for $3,188,000 of the total capital expenditure during the current year. The Company is amortizing the cost associated with the development of Plant Y2kOneTM through December 1999. Amortization expense of the capitalized costs was $1,068,000 and $336,000 for 1998 and 1997, respectively. In the fourth quarter, the Company capitalized approximately $159,000 of development cost and interest expense of $73,000 that had been expensed in prior quarters.

During the year ended June 30, 1998, the Company consolidated the debt it assumed with its acquisitions of Vision, Advanced Control and All Control into one corporate facility. Total debt, including obligations under long-term capital leases, decreased by $1,701,000 during the current year. Interest expense decreased by $331,000 to $656,000 for the year ended June 30, 1998 when compared to the previous year. The decrease is the result of principal repayments, debt conversions to common stock, and capitalization of interest as part of the Plant Y2kOne development efforts, offset by additional borrowings under long-term capital leases, primarily for computer equipment.

Although the Company incurred a consolidated net loss during fiscal 1997, a provision for state income and franchise taxes was necessary because there was taxable income in a state which does not permit the filing of a consolidated income tax return. For 1997, the Company had an income tax provision of $110,000 as compared to no federal or state income tax provision for 1998. For both years, the Company has recorded a 100% valuation allowance on its net deferred tax asset since management could not determine if it was more likely than not that this asset would be realized.

At June 30, 1998, the Company had net operating loss carry forwards (NOLs) of approximately $18,000,000 for Federal income tax purposes. The NOLs expire in the years 2008 through 2013. A portion of the NOLs is limited on an annual basis as a result of Internal Revenue Code Section 382.

Management believes that higher levels of operating earnings and cash flows from the sale of its Plant Y2kOneTM products and services will continue through fiscal 1999 and into fiscal 2000. It is anticipated that these earnings and cash flows will decrease as the calendar Year 2000 approaches. The Company's national marketing program and the introduction of both new national and international clients through the provision of Year 2000 compliance services has afforded the Company new opportunities to expand its systems integration business. Additionally, the Company has introduced consulting services in the areas of operations improvement analyses, business process engineering and information technology planning. See "Factors That May Affect Future Event," below.

The Company expects that its growth and acquisition strategy will continue to provide opportunities to improve earnings through volume increases and greater operating efficiencies at both the direct and overhead expense levels. The Company continues to consolidate administrative and accounting functions at the corporate level and anticipates these activities to continue in the near-term.

Liquidity and capital resources for the year ending June 30, 1998.

During the year ended June 30, 1998, the Company raised cash proceeds of $16,275,000 through equity financing and the exercise of stock options and stock purchase warrants. Additionally, the Company netted cash proceeds of $1,396,000 from debt borrowing. Non-cash equity in the amount of $3,032,000 was provided through the conversion of the Company's 9% debentures into common stock.

As a result of these transactions, the Company has significantly improved its financial position and liquidity. At June 30, 1998, the Company's working capital position was $17,322,000. This compares to working capital in the amount of $168,000 one year earlier. The Company's cash position has similarly improved from $907,000 to $4,993,000 during the same time period.

Accounts receivable and accounts payable.

The improved liquidity has permitted the Company to reduce its accounts payable balance by approximately $1,507,000 during the current year. The Company's trade accounts receivable have increased by $8,704,000 from balances at June 30, 1997. This is primarily the consequence of significant billings during the fourth quarter to customers for the Company's Plant Y2kOneTM products and services. Management continues to review its accounts receivable for collectability and believes that the level of its allowance for doubtful accounts is adequate to provide for any potential losses that may occur.

The Company's Year 2000 contracts can result in significant individual accounts receivable. Failure to collect on any of these accounts could have an adverse effect on the financial position of the Company. This credit risk is mitigated by TAVA's commercial and contract terms and the general financial strength of its client base.

The Company anticipates that its accounts receivable will grow significantly during its next fiscal year due to anticipated growth in the Company's business. Management believes that accounts receivable growth can be financed by cash on hand, establishing new short term credit facilities, and anticipated positive cash flow from operations. In the event that the Company is not successful in arranging new credit facilities or generating cash flow from operations, the Company may need to curtail its anticipated growth.

Debt repayments.

Certain of the Company's convertible debt facilities require principal amortization beginning in March of 1999. Monthly payments will be equal to 1% of the outstanding principal amount, which, based on the outstanding balance at June 30, 1998, would be approximately $15,000 per month. Management believes the Company will have sufficient cash flow from operations to meet these principal repayments or alternative sources of capital will be available to meet these repayments. The Company's $4,000,000 term note has been discounted by $796,000 to reflect the value assigned to stock purchase warrants which were granted to the lender. The unamortized discount as of June 30, 1998 was $730,000. The principal is due in January 2001. In the event that the Company elects to prepay this debt, the unamortized balance of the discount remaining at the date of principal repayment would be reflected as interest expense. The discount is being amortized over the term of the loan. Total principal repayment obligations for debt and capitalized leases are $568,000 for its fiscal 1999. Management believes it will have sufficient cash flow from operations to meet these repayments or alternative sources of capital will be available to meet these obligations.

Capital expenditures.

At June 30, 1998, the Company was in the early stages of customizing new software that it will use throughout the organization to process its internal accounting and operational information and data. Through June 30, 1998, the Company incurred approximately $250,000 of external costs associated with this new software and has open commitments to incur approximately $250,000 during fiscal 1999. The Company has no other material commitments for capital expenditures. During the year ended June 30, 1998, the Company entered into capital and operating leases for the acquisition of computer equipment. The leases were for equipment with a cost of $790,000. The leases require monthly payments through July 2001.

Cash flow.

During the year ended June 30, 1998, the Company used cash from operations in the amount of $9,209,000, compared to $1,422,000 during the prior year. This is a result of working capital which was utilized to fund the large increases in accounts receivable, costs in excess of billings and the increase in other current assets. Similarly, considerable resources were used to reduce accounts payable and other current liabilities.

Cash used in investing activities increased by $2,193,000 to $4,090,000 during the year ended June 30, 1998 when compared to the preceding year. The increase is primarily attributed to costs incurred in the development of the Company's Plant Y2kOneTM products in the amount of $3,188,000.

Cash provided by financing activities was $17,385,000 for the year ended June 30, 1998 compared to $3,990,000 for the preceding year. The Company received net proceeds in the amounts of $4,711,000, $11,052,000 and $4,000,000 from the sale of equity securities, the exercise of stock options and stock purchase warrants and the issuance of notes and other borrowings, respectively, during the year. Principal repayments on debt obligations during the year ended June 30, 1998 were $2,604,000.

The Company's negative cash flow from operations has primarily resulted from an increase in accounts receivable resulting from increased business activity, and a significant investment in its Plant Y2kOneTM software and product compliance data base. Management believes this negative cash flow will improve over its next fiscal year due to a lower investment in its Year 2000 software and improved operating results.

Capital resources.

The Company's working capital has improved significantly over the last 12 months, primarily from external financing activities. The Company has an excess of $17,322,000 of current assets over current liabilities as of the 1998 fiscal year end. Further, the Company had cash on hand of $4,993,000 at June 30, 1998. Management anticipates the Company will continue to invest in its Year 2000 software and product compliance database. The majority of this investment will be associated with immediate sales where the Company retains ownership to the technology and information developed. This investment in software and data base expansion is discretionary and can be increased or decreased by management based on available capital.

The Company anticipates continuing to aggressively hire to meet customer demands. As staff is expanded, the Company will need to invest in new equipment, as well as additional office facilities. Management believes equipment financing can be arranged to meet demands and office space will be leased.

The Company anticipates it will continue to pursue acquisitions as part of its growth strategy. If acquisitions are consummated, additional capital may be required.

Management believes that its improved financial condition and favorable operations trends will continue. Further, management believes that it has access to capital in the form of (1) additional short and/or long term credit facilities, (2) access to equipment financing and office lease facilities, and
(3) additional equity financing. Management anticipates it will continue to have access to additional capital through these sources in amounts necessary to support its growth plans. See "Factors that May Affect Future Events," below.

Year 2000 assessment.

The Company has assessed Year 2000 compliance matters and has determined that it has potential for exposure regarding Year 2000 compliance in three areas of its internal and external business activities. These areas include (1) its own internal hardware and software systems which are utilized to process and provide the Company's accounting and operational information, (2) the hardware and software systems it has historically designed and installed in its clients' control systems, and (3) Year 2000 inventory, assessment and remediation services it is providing to assist its customers in identifying their own potential exposure in their manufacturing and control systems under the Company's Plant Y2kOneTM product and service offering. The following discusses management's assessment of those risks and the steps it is taking to minimize them.

Internal  hardware  and  software.  During the past 18 months,  the  Company has replaced or added new equipment to its inventory of network and systems computers. The Company has committed approximately $1,200,000 for this hardware replacement, which has been financed with its cash resources and with lease financing. This hardware includes the Company's organization-wide network system and servers, telephone systems and personal computer equipment. The Company has tested Year 2000 compliance on new hardware as it has been accepted. In addition, the Company has contracted for the replacement of its organization-wide accounting and management information computer software. This new software will operate the Company's accounting and operational information systems and will be functional at each of its facility locations. The vendor has warranted that the software is Year 2000 compliant. Customization of the software has been completed and staff training has begun. It is estimated that the system will be installed and functional by January 1999. The cost of this system is expected to be approximately $550,000 including software, hardware and implementation expense. The primary purpose of acquiring this system is to provide improved functionality in the area of consolidated financial reporting, financial project control and management reporting. In addition, the Company is reviewing its telecommunication systems and analyzing various options to purchase and install a central telecommunication system that would provide increased functionality associated with multiple office communication requirements. This evaluation is expected to be complete by December 1998 with a resulting installation expected by April 1999. Until this evaluation is complete, it is not possible to estimate costs associated with a new telecommunication system. However, it is not anticipated that this program will be a material capital expenditure. Management intends to develop a contingency plan by March 31, 1999 if the planned implementation program is delayed.

In addition to the above activities, the Company is in the final process of completing a full inventory and assessment of its computer hardware, software systems and embedded devices using its proprietary Plant Y2kOneTM product. It is anticipated that this process will be completed by December 1998. Management intends to identify any remaining remediation effort that may be required to ensure its internal hardware and software systems are Year 2000 compliant.

Prior customer installations. The Company and its subsidiaries have provided systems integration hardware and software for use by clients in their process control systems. Generally, the hardware is purchased from a vendor and used without further customization. Hardware vendor warranties pass to the Company's clients. Software may be purchased from a third party vendor and further customized, or be completely designed by the Company. During 1997, the Company undertook a program of notifying many of its customers that it is aware that hardware and software it provided may not be Year 2000 compliant and should be assessed for Year 2000 compliance. To date, the Company has received various inquires from its clients to provide information regarding Year 2000 compliance on systems it has developed and has responded to these requests. Management is not aware of any claims by any customers to provide remediation services under any warranty agreement (stated or implied) for systems it has developed and delivered, nor is it aware of any systems it has developed that may be in violation of any Year 2000 compliance contractual agreements. To the extent any such claims may be made, the Company intends to address these issues on a case by case basis.

Year 2000 compliance services and products and remediation services. In June 1997, TAVA launched a major business initiative to address Year 2000 compliance problems in process control, factory automation and facility management systems. The Company determined that addressing the Year 2000 issue in these systems was a logical extension of its current business. The Company developed a proprietary package of products and services, Plant Y2kOneTM, as the foundation of its approach. PlantY2kOneTM includes a methodology, system inventory support tool, access to a Company developed database of Year 2000 compliance information, specific code search engines and a remediation project management tool, all packaged on CD ROM.

The methodology includes assessment, analysis, planning and remediation phases. In the assessment phase, the overall project is defined and organized. An inventory of all process control hardware and software is then completed using the Company's inventory builder tool. In the analysis phase, that inventory is examined, component by component, using the Company's database of vendor Year 2000 compliance statements. Custom code is analyzed with the Company's search engines to reveal date usage. The conversion planning stage applies the results of the analysis to develop a plan for bringing the client's system into Year 2000 compliance. The final stage is to execute the remediation plan and conduct system and enterprise wide training.

The Company supplies complete Year 2000 project consulting services. They are built upon the methodology and use of the database and tools; the licensing of the methodology, tools and database access which are packaged on CD ROM and supported by internet access, to the client for self execution, or provides a combination of both approaches.

The Company has employed three general strategies to monitor and limit risk in performing Year 2000 engagements. These include: proper assignment of skilled employees; delineation and limitation of liability through contractual terms; and purchasing professional liability insurance in amounts and on terms considered appropriate by Company management. The Company believes that this business is a logical extension of its historical business and as such, it has the appropriate employee skill sets to execute its Year 2000 engagements. Service projects are managed by experienced project managers who assume the role of managing the overall customer engagement. Service engagements are generally conducted under a standard professional services agreement that delineates deliverables and liability. The Company has worked diligently in its contractual agreements to attempt to limit liability, in most cases to no more than the total amount of fees paid by the client. Further, the Company has secured professional liability insurance to address professional liability that may arise from Year 2000 customer engagements. The Company's standard contracts specifically disclaim any Year 2000 compliance warranty or guarantees, or the success of its Year 2000 activities in addressing client compliance, except when it has been contracted to develop and implement new systems. The Company has relied on external legal counsel to assist in developing specific contractual terms to disclaim any legal liability associated with insuring, or guaranteeing Year

2000 compliance as a result of its activities. To the knowledge of management, the Company has not been associated with any liability for work it conducted in providing Year 2000 products and services.

Recently issued accounting standards.

Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information." Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays them with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Application of these standards will impact the future financial disclosures in the Company's consolidated financial statements. Results of operations and financial position, however, will be unaffected by implementation of these standards.

Statement of Financial  Accounting  Standards 132 "Employers'  Disclosure  About
Pensions and Other Post retirement Benefits." Statement 132 standardizes the disclosure requirements for pensions and other post retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. Statement 132 is effective for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes that the adoption of Statement 132 will have no material impact on the Company's financial disclosures.

Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Statement 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of Statement 133 will have no material effect on its financial statements.

Statement of Position 97-2 "Software Revenue Recognition." Statement of Position 97-2 provides guidelines concerning the recognition of revenue of software products. This statement requires, among other things, the individual elements of a contract for the sale of software products to be identified and accounted for separately. The accounting for the sale of the Company's Plant Y2kOneTM software products may change when it adopts the provisions of this Statement for its fiscal year beginning July 1, 1998. Management does not expect the adoption of this provision to have any impact on its results of operations; however, this evaluation is not fully complete.

Factors that May Affect Future Events.

The following factors, among others, could cause actual events and financial results to differ materially from those anticipated by forward-looking statements made in this Annual Report on Form 10-KSB and presented elsewhere by management from time to time.

     TAVA has grown significantly through acquisitions, and its future growth may be based in part on selected acquisitions. TAVA's ability to expand successfully by acquisitions depends on many factors, including the successful identification and acquisition of businesses and management's ability to integrate and operate the new businesses effectively. TAVA competes for acquisition candidates with other entities, many of whom have greater financial resources. Increased competition for acquisition candidates may result in fewer acquisition opportunities becoming available for TAVA as well as less advantageous acquisition terms, including increased purchase prices. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired business are successfully and timely combined with those of the Company, a process which requires substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on the Company's revenues and operating results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have an adverse effect on the Company's business, operations and financial results.

     TAVA  has  devoted   significant   resources  to  and  expects  to  derive
     significant revenue from its Plant Y2kOne product suite, and expects that Year 2000 engagements will comprise a significant portion of its business over the next 18 months. Although TAVA attempts through contractual provisions, insurance, and other means, to limit its exposure to claims for damages, due to the anticipated far-reaching impact of Year 2000 related litigation against businesses, it is likely that claims will be asserted against TAVA regardless of its culpability. Even if TAVA successfully defends all such claims, the adverse effects of such litigation can be substantial, in terms of management time and attention as well as in costs of defense, and could have an adverse effect on TAVA's business, operations and financial results.

     TAVA's future success will depend in large part on its ability to continue to attract and retain highly-skilled technical and management personnel. The competition for such personnel is intense. There can be no assurance that the Company will continue to attract and retain personnel necessary for the development of its business.

     The Company has an investment in capitalized software of $4,881,000 net of accumulated amortization as of June 30,1998. Software development costs generally are amortized on a product-by-product basis each year based upon the greater of: (1) the amount computed using the ratio of current year gross revenue to the sum of current and anticipated future gross revenue for that product; or (2) five year straight-line amortization for non Y2k software. Many factors, including competitive product offerings, technological changes and general changes in the economy may impact the demand and anticipated gross revenues for the Company's products. Changes in future estimated product sales by product may result in increased amortization and may have an impact on the Company's results from operations.

     The Company's Y2k products are amortized on a straight-line basis through 1999. Future additional investment in this product will be amortized over this same time period and therefore, amortization expense will increase. Further, the Company will continue to evaluate the future resale of product features it will be adding to the products between now and the year-end 1999. Many factors, including competitive product offerings, may result in changes in the estimated useful life of these product features and/or the anticipated future revenue from product compliance reports that may be added to the compliance database. These changes, if any, may have a significant impact on the Company's results from operations.

     The stock market in general, and the market for technology stocks and "small cap" stocks such as TAVA, in particular, have experienced extreme price fluctuations. TAVA's stock price is extremely volatile, and subject to factors entirely beyond its control. This volatility could adversely impact the Company by, among other things, reducing the availability of additional equity capital, limiting its ability to attract and retain qualified personnel and curtailing its ability to effect business combinations.

     TAVA has experienced and expects to continue to experience fluctuations in its quarterly results. Gross margins during any period and from one period to another vary based on a variety of factors including employee utilization rates, the number, type and mix of products and services sold during a particular period, the number and requirements of client engagements and other factors, many of which are beyond the

     Company's control. Since a significant portion of the expenses of the Company do not vary relative to the Company's level of revenues, if revenues in a particular quarter do not meet expectations, operating results will be adversely affected, which may have an adverse impact on the market price of the Company's Common Stock. In addition, many of the Company's engagements, particularly in the Year 2000 area, are terminable on relatively short notice without client penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenues and profits.

     The Company performs work for its clients under various types of contracts. Accounts receivable may be concentrated with individual clients. Failure to collect these receivables may result in a significant negative financial impact to the Company.

     The Company is growing rapidly and may require access to additional capital to support accounts receivable, equipment purchases and general operating expenses. The inability to access additional capital could result in insufficient capital to support the Company's growth plans.

As a result of these and other factors, the Company's past financial performance should not be relied on as an indication of future performance. Management believes that period-to-period comparisons of its financial results are not necessarily meaningful and it expects that results of operations may fluctuate from period to period in the future.

Item 7.  Financial statements.

Report of independent certified public accountants.                       F-1

Consolidated balance sheet at June 30, 1998.                              F-2

Consolidated statements of operations for the years
     ended June 30, 1998 and 1997.                                        F-3

Consolidated statements of stockholders' equity for the
     years ended June 30, 1997 and 1998.                                  F-4

Consolidated statements of cash flows for the years ended
     June 30, 1998 and 1997.                                              F-5

Notes to consolidated financial statements.                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS










To the Board of Directors
TAVA Technologies, Inc.
Englewood, Colorado



We have audited the accompanying consolidated balance sheet of TAVA Technologies, Inc. and subsidiaries as of June 30, 1998 and the accompanying related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TAVA Technologies, Inc. and subsidiaries at June 30, 1998 and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.


                              /s/ BDO Seidman, LLP

                                BDO Seidman, LLP


Denver, Colorado
September 21, 1998

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  June 30, 1998

                                 ASSETS (Note 8)
- ------------------------------------------------------------------------------------------------------
Current assets:
  Cash (Note 14)                                                                          $ 4,993,000
  Accounts receivable, net of allowance for doubtful accounts of $1,305,000 (Note 5)       14,901,000
  Costs and estimated earnings in excess of billings on uncompleted contracts (Note 6)      7,214,000
  Inventories                                                                                 188,000
  Prepaid expenses and other current assets                                                   569,000
- ------------------------------------------------------------------------------------------------------
    Total current assets                                                                   27,865,000

Property and equipment, net (Note 7)                                                        2,919,000

Capitalized software costs, net of accumulated amortization of $1,335,000                   4,881,000

Other assets:
  Excess of cost over fair value of assets acquired, net of
    accumulated amortization of   $1,257,000 (Note 3)                                       7,915,000
  Debt issuance costs, net of accumulated amortization of $286,000                            364,000
  Other assets                                                                                237,000
- ------------------------------------------------------------------------------------------------------
Total assets                                                                              $44,181,000
- ------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt (Note 8):
    Financial institutions and other                                                      $   315,000
    Capital lease obligations                                                                 253,000
  Accounts payable                                                                          5,740,000
  Billings in excess of costs and estimated earnings on uncompleted contracts (Note 6)      1,819,000
  Accrued payroll                                                                           1,035,000
  Other accrued expenses                                                                    1,381,000
- ------------------------------------------------------------------------------------------------------
    Total current liabilities                                                              10,543,000
 Long-term debt, net of current portion (Note 8):
   Financial institutions and other                                                         4,845,000
   Capital lease obligations                                                                  459,000
- ------------------------------------------------------------------------------------------------------
     Total long-term debt                                                                   5,304,000
- ------------------------------------------------------------------------------------------------------
     Total liabilities                                                                     15,847,000
- ------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 6 and 14)

Stockholders' equity (Notes 10 and 12):
  Preferred stock, par value $.0001 per share; authorized 10,000,000 shares,
    shares issued and outstanding - none                                                           --
  Common stock, par value $.0001 per share; authorized 200,000,000
    shares, 21,991,213 shares issued and outstanding                                            2,000
  Additional paid-in capital                                                               36,165,000
  Accumulated deficit                                                                     (7,833,000)
- ------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 28,334,000
- ------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                $44,181,000
- ------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of the consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the years ended
                                                                        June 30,
- -----------------------------------------------------------------------------------------
                                                                 1998           1997
- -----------------------------------------------------------------------------------------
Revenue (Note 5):
  Systems integration and services                           $42,598,000     $36,843,000
  License agreements and software product sales                5,765,000            --
- -----------------------------------------------------------------------------------------
    Total revenue                                             48,363,000      36,843,000
- -----------------------------------------------------------------------------------------

Cost of revenue                                               29,410,000      24,322,000
- -----------------------------------------------------------------------------------------
Gross profit                                                  18,953,000      12,521,000
- -----------------------------------------------------------------------------------------

Operating expenses:
   Sales expenses                                              4,894,000       2,297,000
   General and administrative expenses                        12,157,000      10,815,000
   Amortization of capitalized software costs and goodwill     1,691,000         815,000
   Subsidiary acquisition purchase adjustment (Note 3)              --           250,000
- -----------------------------------------------------------------------------------------
                                                              18,742,000      14,177,000
Other income (expense):
  Interest expense                                              (656,000)       (987,000)
  Other, net                                                     195,000         124,000
- -----------------------------------------------------------------------------------------
                                                                (461,000)       (863,000)
Loss from continuing operations before
  income tax expense                                            (250,000)     (2,519,000)

Income tax expense (Note 9)                                         --          (110,000)
- -----------------------------------------------------------------------------------------
Loss from continuing operations                                 (250,000)     (2,629,000)

Discontinued operations (Note 4):
  Loss on disposal                                                  --          (106,000)
- -----------------------------------------------------------------------------------------
Net loss                                                     $  (250,000)    $(2,735,000)
- -----------------------------------------------------------------------------------------

Net loss applicable to common stockholders (Note 11)         $  (310,000)    $(2,750,000)
- -----------------------------------------------------------------------------------------

Net loss per share, basic and diluted (Note 11):
  Continuing operations                                      $     (0.02)    $     (0.30)
  Discontinued operations                                           --             (0.01)
- -----------------------------------------------------------------------------------------
Net loss per share, basic and diluted                        $     (0.02)    $     (0.31)
- -----------------------------------------------------------------------------------------
Weighted average shares outstanding, basic and diluted        18,356,000       8,882,000
- -----------------------------------------------------------------------------------------

         The accompanying notes are an integral part of the consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   For the years ended June 30, 1997 and 1998


                                                                                                Additional
                                                    Preferred stock        Common stock          paid-in       Accumulated
                                                    Shares   Amount     Shares      Amount       capital         Deficit
- -------------------------------------------------------------------------------------------------------------------------------

Balance, July 1, 1996                                   --    $   --    6,639,403     $1,000    $ 7,774,000     $(4,773,000)

Preferred shares issued for cash in private          133,334      --           --         --      1,872,000               --
          placement (Note 10)
Shares issued for cash in private placements, net       --        --      880,000         --      1,112,000               --
          (Note 10)
Shares issued for conversion of 8% notes (Note 10)      --        --      214,285         --        375,000               --
Shares issued for conversion of 12% notes  and          --        --       35,000         --         53,000               --
          accrued interest
Shares issued for conversion of 10% senior notes
          and accrued interest (Note 10)                --        --      548,436         --        314,000               --
Shares issued for financing fees and extensions         --        --       40,000         --         99,000               --
Shares issued for acquisition of All Control            --        --    1,883,333         --      2,825,000               --
          (Note 3)
Shares issued for acquisition of Vision (Note 3)        --        --      201,130         --        289,000               --
Shares issued upon exercise of warrants (Note 10)       --        --    1,178,018         --      1,167,000               --
Shares issued upon exercise of stock options            --        --       90,000         --         66,000               --
          (Note 10)
Options and warrants issued for outside services        --        --           --         --         52,000               --
Preferred stock dividends (Note 10)                     --        --           --         --             --      (   15,000)
Net loss                                                --        --           --         --             --      (2,735,000)
- -------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                               133,334      --   11,709,605      1,000     15,998,000      (7,523,000)


Shares issued for cash in private placement, net        --        --      955,000         --      4,711,000               --
          (Note 10)
Shares issued upon conversion of 9% debentures          --        --    2,123,697         --      3,032,000               --
          (Notes 8, 10)
Shares issued upon exercise of warrants (Note 10)       --        --    3,679,986      1,000      6,808,000               --
Shares issued upon exercise of stock options            --        --    1,875,545        --       4,243,000               --
          (Note 10)
Shares issued upon conversion of preferred stock   (133,334)      --    1,333,340         --             --               --
          (Note 10)
Shares issued upon conversion of collateral loan        --        --      227,090         --        397,000               --
          (Note 10)
Shares issued under Employee Stock Purchase Plan        --        --       46,311         --         81,000               --
          (Note 10)
Value assigned to warrants issued with debt             --        --           --         --        814,000               --
          (Note 8)
Other                                                   --        --       40,639         --         81,000               --
Preferred stock dividends (Note 10)                     --        --           --         --             --     (    60,000)
Net loss                                                --        --           --         --             --     (   250,000)
- -------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                                  --    $   --   21,991,213     $2,000    $36,165,000     $(7,833,000)
- -------------------------------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of the consolidated financial statements.

                                     TAVA TECHNOLOGIES, INC. and SUBSIDIARIES


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       For the years ended
                                                                             June 30,
                                                                       1998           1997

 -------------------------------------------------------------------------------------------
 Cash flows from operating activities:
   Loss from continuing operations                               $  (250,000)   $(2,629,000)
   Adjustments to reconcile net loss from continuing
     operations to cash from continuing operating activities:
       Depreciation                                                  691,000        767,000
       Amortization                                                1,691,000        815,000
       Non-cash interest expense                                      66,000           --
       Provision for doubtful accounts                              (100,000)       813,000
       Loss (gain) on sale of fixed assets                             8,000         (8,000)
       Issuance of compensatory options and warrants                    --           52,000
       Common stock issued for interest and other fees                  --           99,000
       Changes in operating assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                                   (8,704,000)     3,740,000
            Costs and estimated earnings in excess of billings    (1,502,000)    (1,886,000)
            Inventories                                              (14,000)       (26,000)
            Prepaid expenses and other assets                       (280,000)         9,000
         Increase (decrease) in:
            Accounts payable                                      (1,507,000)       (32,000)
            Billings in excess of costs and estimated earnings       341,000     (1,528,000)
            Accrued expenses and other                               351,000     (1,054,000)
                                                                 -----------    -----------
Net cash from continuing operating activities                     (9,209,000)      (868,000)
Discontinued operations:
  Loss from discontinued operations                                     --         (106,000)
  Change in assets                                                      --          526,000
  Decrease in accounts payable                                          --         (974,000)
                                                                 -----------    -----------
Net cash from discontinued operations                                   --         (554,000)
                                                                 -----------    -----------
Net cash from operating activities                                (9,209,000)    (1,422,000)
                                                                 -----------    -----------

Cash flows from investing activities:
  Cash acquired in acquisitions of subsidiaries                         --            3,000
  Proceeds from sale of property and equipment                       892,000         13,000
  Purchase of property and equipment                              (1,058,000)      (217,000)
  Acquisition costs of subsidiaries                                     --         (522,000)
  Capitalized software costs, net                                 (3,924,000)    (1,174,000)
                                                                 -----------    -----------
Net cash from investing activities                                (4,090,000)    (1,897,000)
                                                                 -----------    -----------

         The accompanying notes are an integral part of the consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (continued)


                                                                           For the years ended June 30,
                                                                                1998           1997
- ---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of notes and other borrowings                       4,000,000      1,411,000
  Principal payments on notes and other borrowings                          (2,604,000)    (1,503,000)
  Deferred note and other financing costs, net                                (226,000)      (120,000)
  Proceeds from the sale of stock and exercise of warrants
    and options, net of offering costs                                      16,275,000      4,217,000
  Preferred stock dividends                                                    (60,000)       (15,000)
                                                                          ------------    -----------
Net cash from financing activities                                          17,385,000      3,990,000
                                                                          ------------    -----------

Increase in cash                                                             4,086,000        671,000

Cash, beginning of year                                                        907,000        236,000
                                                                          ------------    -----------

Cash, end of year                                                         $  4,993,000    $   907,000
                                                                          ------------    -----------

Supplemental disclosure of cash flow information:

  Cash paid for income taxes                                              $      5,000    $      --
  Cash paid for interest                                                       762,000      1,049,000
                                                                          ------------    -----------

Supplemental disclosure of non-cash investing and financing activities:

  Conversion of debentures to common stock, net of debt issue costs       $  3,032,000    $      --
  Common stock issued upon conversion of preferred stock                     1,872,000           --
  Purchase of equipment under capital leases and other financing               819,000         32,000
  Imputed warrant discount on debt borrowings                                  814,000           --
  Conversion of notes, accrued interest and debt issue
    costs to common stock                                                       47,000        742,000
  Common stock issued in the acquisition of All Control                           --        2,825,000
  Common stock issued in  the acquisition of  Vision                              --          289,000
                                                                          ------------    -----------



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements


Note 1.  Organization and nature of business.

TAVA Technologies, Inc., formerly Topro, Inc., ("TAVA" or the "Company") designs, develops, assembles, markets and services control system integration products. Integrated control systems are sophisticated computer hardware and software control packages of measurement instruments and control devices that provide automatic control of manufacturing or other processes. The Company also operates service divisions that provide instrument calibration and system configuration services. In addition, the Company has designed and markets its Plant Y2kOneTM suite of products which have been designed to address Year 2000 compliance issues in process control and factory automation systems.

Note 2.  Summary of  significant accounting policies.

Principles of consolidation.  The consolidated financial statements include
the  accounts  of  TAVA  Technologies,   Inc.  ("TAVA"),  and  its  wholly-owned
subsidiaries   Management  Design  &  Consulting  Services,   Inc.  ("Management
Design"), Advanced Control Technology, Inc. ("Advanced Control"), Vision Engineering Holding Corporation ("Vision"), All Control Systems, Inc. ("All Control"), TAVA Alabama, Inc. ("TAVA Alabama") and TAVA Y2k One, Inc. ("TAVA Y2k"). TAVA Alabama and TAVA Y2k were formed during the fiscal year ended June 30, 1998. Additionally, during 1998, TAVA Y2k and another company formed a Limited Liability Company to provide Year 2000 products and services to the utility industry. TAVA Y2k owns a 50% interest in the LLC, but does not have voting control. Accordingly, the Company accounts for its interest using the equity method of accounting. There were no results of operations from the LLC during the year ended June 30, 1998. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated in consolidation.

Cash and cash equivalents. The Company considers all highly liquid monetary instruments with an original maturity of three months or less to be cash equivalents. The Company maintains cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk with regard to cash and cash equivalents.

Inventories. Inventories, which consist primarily of finished goods and supplies, are stated at the lower of cost or market using the first-in, first-out method of accounting.

Property and equipment. Property and equipment are stated at cost. Depreciation is provided utilizing the straight-line method over estimated useful lives, which range from five to eight years. Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to expense as incurred.

Leasehold improvements. Leasehold improvements are stated at cost. Amortization is provided utilizing the straight-line method over the terms of the leases.

Software development costs. The Company expenses all costs incurred to establish technological feasibility of computer software products to be sold or leased or otherwise marketed. Upon establishing technological feasibility of a software product, the Company capitalizes direct and indirect costs related to the product up to the time the product is available for sale to customers. Capitalized software development costs generally are amortized on a product-by-product basis each year based upon the greater of: (1) the amount computed using the ratio of current year gross revenue to the sum of current and anticipated future gross revenue for that product, or (2) five year straight-line amortization. Costs incurred to develop the Company's Plant Y2kOneTM software are being amortized on a straight-line basis through December 1999.

On a product-by-product basis, the Company assesses the carrying amount of capitalized costs for impairment. During the year ended June 30, 1998, the Company charged to expense software development cost which it considered no longer economically feasible. For the years ended June 30, 1998 and 1997, the Company capitalized software development costs in the amounts of $3,924,000

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements

and $1,174,000, respectively. Amortization expense was $1,068,000 and $336,000 for the years ended June 30, 1998 and 1997, respectively.

Debt issuance costs. The costs related to the issuance of debt are capitalized and amortized as interest expense over the term of the related debt.

Excess of cost over fair value of net assets acquired (Goodwill). The Company amortizes costs in excess of the fair value of net assets of businesses acquired using the straight-line method over 15 years. Goodwill is reviewed annually or sooner if events or circumstances indicate that the carrying amount may exceed fair value. The Company assesses impairment of the carrying amount of goodwill to the undiscounted net cash flows of the assets to which goodwill applies. Based upon current circumstances, management has determined that no indication of impairment exists.

Income recognition. The Company utilizes the percentage of completion method of accounting for significant long-term contracts. The percentage of completion method of reporting income takes into account the cost incurred to date, anticipated total cost, estimated earnings and revenue to date on uncompleted contracts.

The amount of revenue recognized is the contract price multiplied by the percentage of the costs incurred to date to the anticipated total cost, based upon current estimates of the cost to complete the contract. Contract cost includes all labor and benefits, materials unique to or installed in the project, subcontract costs and allocations of indirect costs. Selling, general and administrative costs are charged to expense.

As long-term contracts extend over one or more years, revisions in estimates of costs and earnings during the course of the work are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated loss is recognized in the financial statements. Contracts that are substantially complete are considered closed for financial statement purposes. Costs and estimated earnings incurred on contracts in progress in excess of billings are classified as an asset. Amounts billed in excess of cost and estimated earnings are classified as a liability.

On certain contracts and the majority of Year 2000 service contracts, the Company recognizes revenue when services are performed on a time and expense basis.

The Company recognizes revenue on the sale of its software products upon delivery to its customers and it recognizes revenue on direct sales of equipment and parts, upon shipment.

Income taxes. The Company accounts for income taxes utilizing the asset and liability method prescribed by Statement of Financial Accounting Standards 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is required to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

Earnings per share. The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards 128, "Earnings per Share." Statement 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilution of securities that are common stock equivalents that were outstanding during the period. Common stock equivalents are not included when the effect is anti-dilutive.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements

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

Fair value of financial instruments. The estimated fair values of financial instruments under Statement of Financial Accounting Standards 107, "Disclosures About Fair Values of Financial Instruments" are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which include cash, accounts receivable, accounts payable and long-term debt, approximate their respective carrying values in the consolidated financial statements at June 30, 1998.

Stock options and stock purchase warrants. Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" is applied in accounting for all employee stock option and stock purchase warrant arrangements. Compensation cost is recognized for all stock options and stock purchase warrants granted to employees when the exercise price is less than the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" requires pro forma disclosures regarding net income as if compensation cost for stock options and stock purchase warrants had been determined in accordance with the fair value based method prescribed in Statement 123. Estimates of the fair value are made for each stock option and stock purchase warrant at the date of grant by the use of the Black-Scholes option pricing model.

Impact  of  recently  issued  accounting   standards.   Statement  of  Financial
Accounting Standards 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information." Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays them with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Application of these standards will impact the future financial disclosures in the Company's consolidated financial statements. Results of operations and financial position, however, will be unaffected by implementation of these standards.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements


Statement of Financial  Accounting  Standards 132 "Employers'  Disclosure  About
Pensions and Other Post Retirement Benefits." Statement 132 standardizes the disclosure requirements for pensions and other post retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. Statement 132 is effective for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes that the adoption of Statement 132 will have no material impact on the Company's financial disclosures.

Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities." Statement 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. Statement 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of Statement 133 will have no material effect on its financial statements.

Statement of Position 97-2 "Software Revenue Recognition." Statement of Position 97-2 provides guidelines concerning the recognition of revenue of software products. This statement requires, among other things, the individual elements of a contract for the sale of software products to be identified and accounted for separately. The accounting for the sale of the Company's Plant Y2kOneTM software products may change when it adopts the provisions of this Statement for its fiscal year beginning July 1, 1998. Management does not expect the adoption of this provision to have any impact on its results of operations; however, this evaluation is not fully complete.

Reclassifications. Certain reclassifications have been made to the accompanying 1997 financial statements to conform to the current year presentation.

Note 3. Acquisitions.

Effective May 1, 1996, the Company acquired all of the outstanding shares of Vision in exchange for 200,000 shares of the Company's common stock. During the year ended June 30, 1997, the Company issued an additional 201,130 shares, amounting to $289,000, which has been added to the consideration paid for Vision and recorded as additional goodwill. During the year ended June 30, 1997, an acquisition adjustment relating to an anticipated contractual dispute settlement, which was determined subsequent to the acquisition and amounting to $250,000, was charged to operations.

Effective December 1, 1996, the Company acquired all of the outstanding common stock of All Control in exchange for 1,883,333 shares of its common stock. Of the shares issued in connection with the acquisition, 61,733 are being held in escrow to satisfy any potential future income tax liabilities that may arise from the tax treatment of capitalized software costs incurred prior to All Control's acquisition. All Control is a control systems integration company located in West Chester, Pennsylvania. The acquisition was accounted for under the purchase method of accounting and accordingly, the operating results of All Control have been included in the consolidated statement of operations from the date of acquisition. The value of the consideration given amounted to $2,825,000 plus liabilities assumed of $749,000 and was determined based upon the estimated fair value of the common stock issued and other costs incurred in connection with the acquisition. The purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was $3,574,000 and is being amortized over 15 years.

An officer of the Company is the majority owner of a company that has an option to purchase certain of All Control's software products relating to the color printing industry. The option may not be exercised before November 1998 and extends through February 2000. The agreement provides that the option price is to be equal to

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements


the then net book value of the software products to be purchased. The net book value at June 30, 1998 was $209,000.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and All Control as if its acquisition had occurred at the beginning of the period presented with pro forma adjustments to give effect to amortization of goodwill and depreciation. The pro forma summary is not necessarily indicative of future operations or the results that would have occurred had the transactions been consummated at the beginning of the period indicated.

                                                       Year ended June 30, 1997
- --------------------------------------------------------------------------------

Revenue                                                        $ 40,210,000

Net loss                                                       $ (3,175,000)

Basic and diluted net loss per share                           $      (0.40)
- --------------------------------------------------------------------------------

Note 4.  Discontinued operations.

During May 1995, the Company discontinued the operations of and completed the sale of substantially all of the assets of Sharp Electric Construction Co. The loss incurred during the year ended June 30, 1997 resulted from the settlement of obligations of Sharp's projects. All contracts in progress at the time of the sale have been completed at June 30, 1998.

The following is a summary of the Company's results from discontinued operations for the year ended June 30, 1997:


- --------------------------------------------------------------------------------

Revenue                                                        $   423,000

Loss on disposal                                               $  (106,000)
- --------------------------------------------------------------------------------

Note 5.  Trade receivables.

The following is a summary of the Company's trade accounts receivable at June 30, 1998:

- --------------------------------------------------------------------------------
Contract receivables:
  Completed contracts                                          $  4,504,000
  Uncompleted contracts                                          11,410,000
  Retention                                                         292,000
- --------------------------------------------------------------------------------
                                                                 16,206,000
Less: allowance for doubtful accounts                            (1,305,000)
- --------------------------------------------------------------------------------

Contract receivables, net                                       $14,901,000
- --------------------------------------------------------------------------------

The Company's contracts may contain retention provisions that require certain milestones to be achieved before amounts under contracts may be billed or collected. Retention is generally collected within one year after the completion of a contract.

The Company has  concentrations of credit risk along industry lines with some of
its  customers.   The  Company  undertakes  ongoing  credit  evaluation  of  its customers,  however, collateral is generally not required. The Company

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements

typically deals with subcontractors under performance bonds and it generally has the right to file mechanics' liens to secure contractual obligations. Management believes that the allowance for doubtful accounts is sufficient to cover the Company's credit risk.

No sales to one customer accounted for more than 10% of total contract revenue for the year ended June 30, 1998. During the year ended June 30, 1997, one customer accounted for approximately 18% of total contract revenue.

Note 6.  Costs and estimated earnings on uncompleted contracts.

The following information is applicable to uncompleted contracts at June 30, 1998:

- --------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                          $  56,806,000
Estimated earnings                                                  19,345,000
- --------------------------------------------------------------------------------
                                                                    76,151,000
Less: billings to date                                             (70,756,000)
- --------------------------------------------------------------------------------
                                                                 $   5,395,000
- --------------------------------------------------------------------------------

These amounts are included in the accompanying balance sheet under the following captions at June 30, 1998:

- --------------------------------------------------------------------------------
Costs and estimated earnings
   in excess of billings on  uncompleted contracts                  $7,214,000

Billings in excess of costs and estimated earnings
   on uncompleted contracts                                          1,819,000
- --------------------------------------------------------------------------------
                                                                    $5,395,000
- --------------------------------------------------------------------------------

Costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 1998 includes an amount which is the subject of a dispute and litigation between the Company and a customer. The dispute arises from certain change orders and other contractual matters. The change orders were made at the request of the customer. In the opinion of management and legal counsel, the Company has a legal right to file the claim and it is reasonable to assert that the Company will succeed in its efforts to prevail in this matter, although it is impossible to predict the final outcome of this dispute and litigation. Revenue from the disputed contract is only recognized to the extent that contract costs relating to the claim have been incurred. Accordingly, in fiscal 1998 and 1997 the Company has recognized revenue equal to costs of approximately $712,000 and $2,200,000, respectively, of a $3,900,000 claim, as prepared by management and an independent contract analyst.

Note 7.  Property and equipment.

The following is a summary of the Company's property and equipment at June 30, 1998:

                                           Owned         Leased        Total
- -------------------------------------------------------------------------------

Furniture and equipment                 $ 3,570,000     $ 902,000   $ 4,472,000
Leasehold improvements                      828,000           --        828,000
- --------------------------------------------------------------------------------
                                          4,398,000       902,000     5,300,000
Accumulated depreciation and
   amortization                          (2,189,000)     (192,000)   (2,381,000)
- --------------------------------------------------------------------------------
Net property and equipment              $ 2,209,000     $ 710,000   $ 2,919,000
- --------------------------------------------------------------------------------

Depreciation expense totaled $691,000 and $767,000, respectively, during the years ended June 30, 1998 and 1997, respectively, was related to equipment under capital lease obligations.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements

Note 8.  Long-term debt and capital lease obligations.

The following is a summary of the Company's indebtedness at June 30, 1998:


Long-term debt:
- ---------------------------------------------------------------------------------------------------
Term note payable to a small business investment  company.  Interest is at 11.5%
per annum,  payable  quarterly.  Principal  due January  2001.  The note, in the principal amount of $4,000,000,  has been discounted by $796,000.  The discount, which is being amortized through January 2001,  represents the value assigned to
155,000 stock purchase  warrants which were granted to the lender.  The value of the discount has been calculated using the  Black-Scholes  option pricing model.
The stock purchase  warrants are  exercisable  through March 2003 to purchase an equal  number of common  shares at a per share price equal to the lower of $6.25 or the  fair  market  value  of the  Company's  common  stock  on the six  month anniversary of the note. The unamortized discount at June 30, 1998 was $730,000.
The note is  collateralized  by substantially  all assets of the Company and its subsidiaries.  The note  provides for the  granting of up to 270,000  additional stock purchase warrants to purchase an equal number of common shares at the then current  market  price  based upon the  amount of  indebtedness  outstanding  on certain  anniversary dates of the note.  Additional  warrants,  if granted,  are exercisable as follows: 20,000 at the lower of $6.25 or the fair market value of the Company's common stock on the six month anniversary of the note; and 250,000 at the then fair market  value at the time of grant.  All  warrants  expire five
years after the date of grant.                                                       $3,270,000

9% convertible  debentures with a small business  investment  fund.  Outstanding borrowings bear interest at 9.0% per annum,  interest  payable  monthly.  If the debentures are not sooner repaid or converted,  monthly  principal  payments are due beginning March 1, 1999 in the amount of 1% of the then remaining  principal amount  outstanding.  The debentures are convertible  into the Company's  common stock  at the  rate of one  share  for  each  $1.50  of  principal.  The loan is collateralized  by a second  security  position on all the assets of the Company and its subsidiaries.  The debenture  holders converted  $3,186,000 of principal into 2,123,697  shares of common stock during the year ended June 30, 1998. (See
Note 10).                                                                             1,514,000

Term  note  payable  to a  finance  institution.  Interest  at 7.5%  per  annum, principal  and  interest  payable  monthly  through  December  1999.  Secured by
financed software.                                                                      185,000

Four year  promissory  note  bearing  interest  at 8.0% per annum  payable  to a
creditor.  Monthly payments,  including interest,  of $6,103 through April 2000.        125,000

Non-interest  bearing note payable to Advanced Control's legal counsel.  Monthly principal  payments are due through September 1998. The note has been discounted
using an effective interest rate of 10.25%.                                              66,000

Capital lease obligations secured by computer and telephone equipment.  Interest
rates range from 8.6% to 12.6%.  Monthly  payments  are due  through  July 2001.        712,000
- ---------------------------------------------------------------------------------------------------
Total indebtedness                                                                    5,872,000
    Less current portion                                                                568,000
- ---------------------------------------------------------------------------------------------------
    Long-term portion                                                                $5,304,000
- ---------------------------------------------------------------------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements


Scheduled debt principal and capital lease payments for years ending June 30 are as follows:

- --------------------------------------------------------------------------------
                               Debt principal     Capital lease        Total
- --------------------------------------------------------------------------------
1999                           $   315,000           $302,000       $   617,000
2000                               286,000            281,000           567,000
2001                             4,146,000            225,000         4,371,000
2002                               130,000             15,000           145,000
2003                               115,000                --            115,000
Thereafter                         898,000                --            898,000
- --------------------------------------------------------------------------------
                                 5,890,000            823,000         6,713,000

- --------------------------------------------------------------------------------
Less amount representing
   interest and note discount      730,000            111,000           841,000
- --------------------------------------------------------------------------------
                                 5,160,000            712,000         5,872,000
Less current portion               315,000            253,000           568,000
- --------------------------------------------------------------------------------
                                $4,845,000           $459,000        $5,304,000
- --------------------------------------------------------------------------------
During the year ended June 30, 1998 interest capitalized in connection with the development of software totaled $142,000. No interest was capitalized in fiscal 1997.

Note 9.  Income taxes.

Current income tax expense for the year ended June 30, 1997 was $110,000 and related to current amounts payable for state income and franchise taxes.

A reconciliation of the Federal statutory tax rate of 34% and the Company's effective tax rates of 0% and 4% for the years ended June 30, 1998 and 1997, respectively, is as follows:

                                                               Years ended
                                                                 June 30,
                                                             1998       1997
- -------------------------------------------------------------------------------

Income tax benefit (expense) computed at the
  Federal statutory rate                               $    85,000    $ 930,000
Compensation deduction related to exercise
  of non-qualified stock options                         1,474,000         --
Non-deductible goodwill amortization                      (228,000)    (163,000)
  State income and franchise taxes                            --        (73,000)
  Net change in deferred items                             453,000      274,000
  Change in effective income tax rate                      322,000         --
  Change in valuation allowance                         (2,067,000)    (926,000)
  Other, individually immaterial                           (39,000)    (152,000)
- --------------------------------------------------------------------------------
                                                       $      --      $(110,000)
- --------------------------------------------------------------------------------

                   TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements


Temporary differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at June 30, 1998 relate to the following:

- --------------------------------------------------------------------------------
Deferred tax assets (liabilities):
Net operating loss carry forwards                                   $6,790,000
 Accounts receivable                                                   505,000
 Accrued items, deductible when paid for tax purposes                  136,000
 Other, individually immaterial                                         11,000
 Capitalized software costs                                         (1,779,000)
 Property and equipment                                                (94,000)
 Capitalized interest                                                  (53,000)
- --------------------------------------------------------------------------------
Total                                                                5,516,000
Less valuation allowance                                            (5,516,000)
- --------------------------------------------------------------------------------
Net deferred tax asset (liability)                                  $       --
- --------------------------------------------------------------------------------

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Accordingly, the Company has provided a valuation allowance on its net deferred tax asset because management was unable to determine if it is more likely than not that the deferred tax asset will be realized.

At June 30, 1998, the Company had net operating loss carry forwards (NOLs) in the amount of approximately $18,000,000 for Federal income tax purposes. The NOLs expire in the years 2008 through 2013. A portion of the NOLs is limited on an annual basis as a result of Internal Revenue Code Section 382 which relates to the change in control that occurred as a result of the Company's business acquisitions.

Note 10.  Stockholders' equity.

Exercise of stock purchase warrants:

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

During April 1997, the holder of stock purchase warrants to purchase 32,870 and 24,537 shares of common stock for $.67 and $1.00, respectively, exercised its rights thereunder. The Company received proceeds in the amount of $47,000.

During April 1997, the Company lowered the exercise price from $4.25 to $1.00 per share to holders of stock purchase warrants to purchase 214,284 shares of common stock. The warrants were originally issued in connection with the sale of common stock by the Company. The holders exercised their rights thereunder and the Company received proceeds in the amount of $214,000.

                   TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements

During April 1997, the Company lowered the exercise price and extended the exercise period of its 662,000 publicly traded stock purchase warrants. The warrants' exercise price was reduced to $3.50 from $4.25 and the exercise period was extended from June 17, 1997 until June 24, 1999.

During March 1998, the Company called its publicly traded warrants for redemption. Holders of 643,762 warrants exercised their rights and purchased an equal number of common shares. The Company received proceeds in the amount of $2,254,000. Holders of 428 warrants redeemed them for their redemption value of $0.05 per warrant. Warrants for the purchase of 17,810 common shares were cancelled due to either non-exercise or non-redemption by the holders.

During the year ended June 30, 1998, holders of 3,036,224 stock purchase warrants exercised their rights and purchased an equal number of common shares. The Company received proceeds in the amount of $4,555,000.

Exercise of stock options:

During the year ended June 30, 1997, holders of 90,000 stock options exercised their rights and purchased an equal number of common shares. The Company received proceeds in the amount of $66,000.

During the year ended June 30, 1998, holders of 1,875,545 stock options exercised their rights and purchased an equal number of common shares. The Company received proceeds in the amount of $4,243,000.

Private placements:

On November 27, 1996, the Company sold 700,000 shares of its $.0001 par value common stock and granted 70,000 stock purchase warrants in a private placement receiving proceeds, net of associated placement costs, in the amount of $842,000. The stock purchase warrants are exercisable at any time before January 31, 1999 to purchase one share of common stock for $2.46.

During March 1997, the Company sold 180,000 shares of its $.0001 par value common stock in a private placement, and received proceeds in the amount of $270,000.

During November 1997, the Company sold 955,000 shares of its common stock in a private placement for $5.50 per share and received proceeds, net of associated costs, in the amount of $4,711,000.

Preferred stock:

On April 29 and June 30, 1997, the Company sold 100,000 and 33,334 shares, respectively, of its Series A Convertible Preferred Stock and granted 300,000 and 100,000 common stock purchase warrants, respectively, in a private placement. The Company received proceeds in the amounts of $1,500,000 and $500,000, respectively, net of $128,000 in offering costs. Each share of preferred stock had a stated value of $15.00 per share and is convertible at any time at the holder's option into 10 shares of the Company's $.0001 par value common stock at a rate of $1.50 per share of common stock.

On December 31, 1997, the preferred shareholder exercised its right and converted 133,334 preferred shares into 1,333,340 shares of the Company's common stock. A 6% cumulative dividend was paid to the holder through the time of conversion. Each warrant, which was exercisable at any time until June 30, 1999 to purchase one share of the Company's common stock for $2.00 per share, was exercised by the holder during the year ended June 30, 1998.

                   TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statement

Conversion of debt:

During November 1996, the Company received requests from the holders of its 8% 270-day convertible notes to convert them to the Company's common stock. The entire principal in the amount of $375,000 was converted into 214,285 shares of common stock at the rate of one share for each $1.75 of principal.

During March 1997, the Company received requests from the holders of $350,000 of its 10% senior convertible notes to convert them into units of the securities. Notes were converted at the rate of $.67 per unit for each $1.00 of principal plus accrued interest of $17,000 into 548,436 shares of the Company's common stock. In addition, the Company charged $53,000 of related costs to additional paid-in capital. Each unit consisted of one share of common stock and one stock purchase warrant to purchase one share of common stock. The stock purchase warrants are exercisable to purchase one share of common stock for $1.00 through March 31, 2000.

During the year ended June 30, 1998, holders of the Company's 9% convertible debentures in the principal amount of $3,186,000 exercised their conversion rights and converted that principal amount into 2,123,697 shares of common stock. In addition, the Company charged related deferred debt costs in the amount of $154,000 to additional paid-in capital.

Employee stock purchase plan:

During the year ended June 30, 1998, the Company sold 46,311 shares of its common stock to employees under the terms of its 1992 Employee Stock Purchase Plan and received proceeds in the amount of $81,000.

Conversion of collateral loan:

During the year ended June 30, 1998, the Company issued 227,090 shares of its common stock upon conversion of a security bond under the terms of a $350,000 collateral loan, plus $47,000 in accrued interest. The arrangement was entered into in fiscal 1997 and permitted conversion of the collateral loan plus accrued interest into common stock at the rate of $1.75 per share.

Note 11.   Loss per share.

The following is a reconciliation of the net loss and the number of common shares used in the calculation of loss per share for the years ended June 30, 1998 and 1997.

                                                              Year ended
                                                                June 30,
                                                          1998          1997
- --------------------------------------------------------------------------------
Basic and diluted loss per share:
Net loss:
  Loss from continuing operations                     $(250,000)   $(2,629,000)
  Preferred stock dividend                              (60,000)       (15,000)
- --------------------------------------------------------------------------------
  Loss from continuing operations available to
    common stockholders                                (310,000)    (2,644,000)
  Discontinued operations                                  --         (106,000)
- --------------------------------------------------------------------------------
  Loss available to common stockholders               $(310,000)   $(2,750,000)
- --------------------------------------------------------------------------------
Number of shares:
- --------------------------------------------------------------------------------
   Weighted average common shares outstanding        18,356,000      8,882,000
- --------------------------------------------------------------------------------
Per share amounts:
   Basic and diluted loss from continuing operations  $   (0.02)   $     (0.30)
   Discontinued operations                                  --           (0.01)
- --------------------------------------------------------------------------------
   Basic and diluted loss                             $   (0.02)   $     (0.31)
- --------------------------------------------------------------------------------

                  TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statement

The following were not included in the computation of diluted loss per share as the effect would be anti-dilutive.

                                                            Year ended
                                                              June 30,
                                                       1998             1997
- --------------------------------------------------------------------------------
Number of equivalent common shares:
      Stock options                                 2,168,825         3,182,250
      Stock purchase warrants                         290,994         3,738,663
      Convertible debentures                        1,414,098         2,868,128
      Convertible preferred shares                         --           173,576
- --------------------------------------------------------------------------------

Note 12.  Stock options and stock purchase warrants.

The following is a summary of the changes in stock options and stock purchase warrants during the years ended June 30, 1997 and 1998. Each stock option and stock purchase warrant outstanding is exercisable to purchase one share of the Company's $.0001 par value common stock.

                                                              Weighted average
                                        Number of shares       exercise price
- --------------------------------------------------------------------------------
Stock options:
Balance, July 1, 1996                       1,662,250            $   2.37
          Granted                           1,610,000                2.06
          Exercised                           (90,000)                .74
          Expired / cancelled                    --                    --
- --------------------------------------------------------------------------------
Balance, June 30, 1997                      3,182,250                2.26
          Granted                             873,000                5.74
          Exercised                        (1,875,545)               2.30
          Expired / cancelled                 (10,880)               1.62
- --------------------------------------------------------------------------------
Balance, June 30, 1998                      2,168,825            $   3.63
- --------------------------------------------------------------------------------

Stock purchase warrants:
Balance, July 1, 1996                       3,910,364                1.79
          Granted                           1,143,436                1.59
          Exercised                        (1,178,018)                .99
          Expired / cancelled                (137,119)               1.08
- --------------------------------------------------------------------------------
Balance, June 30, 1997                      3,738,663             $  2.00
          Granted                             295,632                4.05
          Exercised                        (3,679,986)               1.97
          Expired / cancelled                 (63,315)               2.66
- --------------------------------------------------------------------------------
Balance, June 30, 1998                        290,994             $  4.34
- --------------------------------------------------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statement


The following information summarizes stock options outstanding at June 30, 1998.

                              Outstanding                                 Exercisable
- --------------------------------------------------------------------------------------------------
Year of         Number       Weighted average     Range of          Number       Weighted average
expiration    Outstanding     exercise price   exercise price     exercisable    exercise price
- --------------------------------------------------------------------------------------------------

  2001          30,000           $13.04        $12.94 - $13.23         10,001         $13.04
  2002         223,475           $ 1.54        $ 1.41 - $ 1.55        223,475         $ 1.54
  2002          41,000           $ 3.45        $ 2.75 - $ 4.25         41,000         $ 3.45
  2003          52,000           $ 7.15        $ 6.41 - $ 8.33         32,000         $ 6.41
  2003          21,000           $11.74        $10.40 - $12.16         16,000         $12.16
  2005          63,850           $ 1.23        $ 1.20 - $ 1.63         63,850         $ 1.23
  2006         352,000           $ 2.22        $ 1.75 - $ 2.75        285,334         $ 2.21
  2007         169,000           $ 2.04        $ 1.42 - $ 2.25         69,000         $ 1.92
  2007         491,500           $ 2.77        $ 2.49 - $ 3.66        241,500         $ 2.50
  2007         145,000           $ 5.46        $ 4.94 - $ 6.50         21,250         $ 5.42
  2008         200,000           $ 2.50                 $ 2.50            --          $  --
  2008         355,000           $ 6.20        $ 5.50 - $ 6.87         75,000         $ 6.25
  2008          25,000           $12.48        $10.11 - $13.17            --          $  --
- ----------------------------------------------------------------------------------------------------
             2,168,825           $ 3.63        $ 1.20 - $13.23      1,078,410         $ 2.85
- ----------------------------------------------------------------------------------------------------

The weighted average grant date fair value of stock options granted is summarized as follows.

                                                          Years ended June 30,
                                                          1998           1997
- -------------------------------------------------------------------------------

Market value equal to exercise price                     $3.68          $0.37

Market value greater than exercise price                 $  --          $0.86
Market value less than exercise price                    $1.03          $0.74

- -------------------------------------------------------------------------------

The following information summarizes stock purchase warrants outstanding at June 30, 1998:

                              Outstanding                                 Exercisable
- --------------------------------------------------------------------------------------------------
Year of         Number       Weighted average     Range of          Number       Weighted average
expiration    Outstanding     exercise price   exercise price     exercisable    exercise price
- --------------------------------------------------------------------------------------------------
  1999        25,000             $1.25                 $1.25         25,000           $1.25
  1999        70,000             $2.54         $2.46 - $3.00         70,000           $2.54
  2000        11,194             $0.67                 $0.67         11,194           $0.67
  2003       159,800             $6.32         $6.25 - $8.58        159,800           $6.32
  2007        25,000             $1.50                 $1.50         25,000           $1.50
- --------------------------------------------------------------------------------------------------
             290,994             $4.34         $0.67 - $8.58        290,994           $4.34
- --------------------------------------------------------------------------------------------------

The weighted average grant date fair value of stock purchase warrants granted is summarized as follows.

                                                                    Years
                                                                ended June 30,
                                                                1998      1997
- --------------------------------------------------------------------------------
Market value equal to exercise price                            $8.01    $  --
Market value greater than exercise price                        $4.34    $0.53
Market value less than exercise price                           $0.78    $0.39
- --------------------------------------------------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statement

The Company applies Accounting Principles Board Opinion 25 in accounting for stock options and stock purchase warrants granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards 123, the Company's net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated in the following table.

                                                         Years ended June 30,
                                                           1998        1997
- --------------------------------------------------------------------------------
Net loss as reported                                  $  (250,000)  $(2,735,000)
Net loss pro forma                                    $(1,668,000)  $(3,377,000)

Basic and diluted loss per share as reported          $     (0.02)  $     (0.31)
Basic and diluted loss per share pro forma            $     (0.09)  $     (0.38)

- --------------------------------------------------------------------------------

The fair value of each employee stock option and stock purchase warrant granted during the years ended June 30, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the pricing calculations were as follows:

                                                       Years ended June 30,
                                                          1998         1997
- --------------------------------------------------------------------------------
Expected volatility                                   89% - 104%        63%
Risk free interest rate                                  6.5%          7.5%
Expected annual dividends                                None         None
Estimated lives of options and warrants               1 - 5 years   1 - 2 years
- -------------------------------------------------------------- -----------------

Note 13.  Benefit plans.

The Company maintains the 1997 Stock Option and Bonus Plan covering all employees, officers, directors and consultants. Under this plan, participants may be awarded qualified or non-qualified stock options and stock bonuses. The exercise price of an award of a qualified stock option may not be less than 100% of the market value on the date of the grant. The exercise price of an award of a non-qualified stock option may not be less than 85% of the market value on the date of the grant. The Company has reserved up to 2,700,000 shares of its common stock for awards under this plan. The Company made awards of 873,000 and 1,500,000 options under the plan during the years ended June 30, 1998 and 1997, respectively.

The Company maintains the 1992 Employee Stock Purchase Plan covering all employees with a minimum of 3 months of service except those employees owning, directly or indirectly, more than 5% of its common stock. The Company executes purchase transactions or issues shares on behalf of the participating employees through semi-annual purchases in the open market or issuances. The exercise price for participating employees shall be the lower of 85% of the fair market value of the Company's common stock at the beginning or end of each six-month period. During the years ended June 30, 1998 and 1997, respectively, participating employees elected to purchase 63,127 and 10,350 shares of the Company's common stock.

The Company maintains the 1992 Incentive Stock Option Plan. There are 250,000 shares of common stock reserved for issuance under the terms of the plan. Through June 30, 1997, 37,250 options had been granted under the plan. No awards were made under this plan during the year ended June 30, 1998. The exercise price of the options granted must be equal to or exceed the fair market value of the Company's common stock on the date of the grant.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statement


The Company maintains 401(k) plans covering its employees and those of its subsidiaries. Matching contributions are made at the discretion of the Board of Directors. During the years ended June 30, 1998 and 1997, the Company made matching contributions in the amounts of $60,000 and $46,000, respectively.

The Company maintains a profit sharing plan that covers all full-time employees with a minimum of 12 months of service who elect to enter the plan. At the option of the Board of Directors, an amount not to exceed that allowed under the Internal Revenue Code, as amended, may be contributed to the plan. The Company did not make contributions to the plan during the years ended June 30, 1998 and 1997.

Note 14.  Commitments and contingencies.

The Company leases office space, production facilities and equipment under operating leases. Rent expense under operating leases was $1,090,000 and $1,086,000 for the years ended June 30, 1998 and 1997, respectively.

The following is a summary of minimum future lease payments under operating leases:

Years ending June 30,
- --------------------------------------------------------------------------------
      1999                                                       $1,463,000
      2000                                                        1,341,000
      2001                                                        1,225,000
      2002                                                          803,000
      2003                                                          604,000
      Thereafter                                                    410,000
- --------------------------------------------------------------------------------
                                                                 $5,846,000
- --------------------------------------------------------------------------------

Sale and lease-back arrangements. During December 1997, the Company sold the land and building at a production facility for $850,000 under a sale and lease-back arrangement. The gain on the sale was immaterial. The Company used the proceeds to satisfy its obligations under two notes secured by the land and building and for other working capital purposes.

Self insurance. The Company is partially self-insured for employee medical liabilities which cover risk up to $50,000 per individual covered under its medical insurance plan. The Company has purchased excess medical liability coverage for individual claims in excess of $50,000 and aggregate annual claims in excess of an estimated $900,000 at June 30, 1998.

Employment agreements. The Company has entered into the following employment agreements with officers and other key employees.

With an officer who is also a director, an agreement which expires in January 1999, but will be automatically renewed on each anniversary for one year periods unless written notice is provided by either party, providing for a minimum annual salary in the amount of $195,000 during the current contract period. The employment agreement provides for the granting of 450,000 stock options exercisable at $2.50 per share which vest as follows: January 1997, 100,000, December 1997, 150,000 and December 1998, 200,000. The stock options expire in January 2007.

With an officer, a two year employment agreement, which expires in June 1999 but will be automatically renewed on each anniversary for one year periods unless written notice is provided by either party, providing for minimum annual salary in the amounts of $135,000 and $145,000 during the first and second year, respectively, and a bonus of not less than $15,000 per year. The employment agreement provides for the granting of 300,000 stock options which vest as follows: July 1997, 100,000 at an exercise price of $1.42 per share; July 1998, 100,000 at an exercise price of $2.13 per share and July 2000, 100,000 at an exercise price of $2.49 per share. The stock options expire in May 2007.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statement

With an officer, a two year employment agreement, which expires in July 1999 but will be automatically renewed on each anniversary for one year periods unless written notice is provided by either party, providing a minimum annual salary in the amount of $160,000. The employment agreement provides for the granting of 225,000 stock options which vest as follows: July 1997, 75,000 at an exercise price of $2.09 per share; July 1998, 75,000 at an exercise price of $3.14 per share and July 2000, 75,000 at an exercise price of $3.66 per share. The stock options expire in July 2007.

With an officer, a two year employment agreement, which expires in December 1998 but will be automatically renewed on each anniversary for one year periods unless written notice is provided by either party, providing a minimum annual salary in the amount of $150,000 and a bonus of not less than $18,000 during the first year and $15,000 during the second year. The employment agreement provides for the granting of 200,000 stock options with an exercise price of $2.25 which vest as follows: February 1997, 66,667; February 1998, 66,667 and February 1999, 66,666. The stock options expire in February 2007.

With an employee, a two year employment agreement which expires in August 1999 but will be automatically renewed for two year periods, providing for a minimum annual salary in the amount of $75,000. The employment agreement provides for the granting of 10,000 stock options exercisable at the then market price. The options are exercisable for ten year periods.

With an employee, a two year employment agreement which expires in March 2000 but will be automatically renewed on each anniversary for one year periods unless written notice is provided by either party, providing for a minimum annual salary of not less than $145,000 and $155,000 during the first and second years, respectively. The employment agreement provides for the granting of 75,000 stock options exercisable on each of the agreement commencement date and its first anniversary date at the then market price. The stock options are exercisable for a period of ten years from the date of grant.

Legal proceedings. At June 30, 1998, the Company's subsidiary, All Control, is party to a civil action filed by a general contractor claiming damages in excess of $100,000. All Control has filed a counter claim requesting damages in excess of $3,900,000 arising under its subcontract. The claim arises from a dispute with a customer regarding contractual disagreements primarily resulting from change orders. The Company is also party to various disputes involving contractual matters of contract compliance and payment of its billings related to this project (see Note 6).

At June 30, 1998, the Company and certain of its officers are named in a civil complaint brought by a former director, alleging that the defendants withheld material information regarding the Company's Year 2000 product at a time when he was a director and sold a considerable block of the Company's stock. Management believes that the allegations are groundless and intends to vigorously defend its position. Although the proceeding is at a very early stage, as of this date, management believes that its defense of the case will be successful.

Management does not believe that the outcome of these disputes will have a material adverse effect on the Company's results of operations, its financial position or cash flows. The Company, in the routine course of business, utilizes legal services to protect lien rights on projects to secure payment of its outstanding accounts. At June 30, 1998, the Company has reserves for potential losses on contracts and an allowance for doubtful accounts in the amount of $1,372,000 resulting primarily from management's and counsel's assessment of legal proceedings.

Restricted cash. The cash balance at June 30, 1998 includes certificates of deposit in the amount of $125,000 which are restricted and being held by a bonding company to secure the Company's obligations under a performance bond.

Letters of credit. During June 1998, the Company issued two 60-day standby letters of credit aggregating $165,000 to secure its obligations to suppliers.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statement

Note 15.  Fourth quarter adjustments.

During the fourth quarter of fiscal 1998, the Company reclassified $1,100,000 for overhead allocation charges on contracts from general and administrative expense to cost of revenue. Also in the fourth quarter, the Company capitalized approximately $159,000 of development cost and interest expense of $73,000 that had been expensed in prior quarters.

Note 16.  Related party transactions.

An officer of the Company is a Board member of a financial consulting company and a partner in its affiliate. The consulting company has made investments in private placements of the Company's securities. Since joining the Company, the officer has abstained in all matters relating to the financial consulting company's investment in the Company.

An officer of the Company is also an owner of an entity for which the Company performs subcontract work. Billings and $1,154,000, respectively. Accounts receivable from this entity as of June 30, 1998 and 1997 were $155,000 and $233,000, respectively.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosures.

None.
                                    Part III

Information required by Items 9, 10, 11 and 12 of Part III of this Annual Report is incorporated by reference to the Company's Definitive Proxy Statement.

Item 13. Exhibits, financial statement schedules and reports on Form 8-K.

(a)   Exhibits.

The following exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein:

2.1 Agreement and Plan of Merger dated July 26, 1995 regarding the acquisition of Management Design and Consulting Services, Inc. (A)

2.2 Agreement and Plan of Merger dated February 21, 1996 - regarding the acquisition of Advanced Control Technology, Inc. (B)

2.3 Agreement of Merger dated May 17, 1996 - regarding the acquisition of Visioneering Holding Corporation. (C)

2.4 Agreement of Merger dated December 31, 1996 - regarding the acquisition of All Control Systems, Inc. (E)

2.5 Amendment Number 1 to the All Control Systems, Inc. Agreement of Merger. (E)

3.3  Restated Articles of Incorporation.  (F)

3.4 Amendment to Articles of Incorporation - Designation of Series A Preferred Stock. (L)

3.5  Amendment to Articles of Incorporation - Name Change.  (M)

3.6  By Laws.  (G)

10.1 1992 Employee Stock Purchase Plan. (H)

10.2 1992 Incentive Stock Option Plan. (H)

10.3 Non-Qualified Stock Option Agreement dated December 27, 1994 between the Registrant and John Jenkins. (D)

10.4 Loan Agreement dated February 21, 1996 - Renaissance Capital Growth & Income Fund III, Inc. (B)

10.5 Loan Agreement and Convertible Debenture dated October 30, 1996 - Renaissance Capital Growth & Income Trust, PLC. (I)

10.6 Employment agreement dated as of December 31, 1996 with Kevin Fallon, C.O.O. (J)

10.7 Employment agreement dated as of January 28, 1997 with John Jenkins, Chairman of the Board of Directors, C.E.O. and President. (K)

10.8 Employment agreement dated as of May 5,1997 with Douglas H. Kelsall, CFO(R)

10.9 1997 Stock option and bonus plan.  (R)

10.10 Employment agreement dated July 15, 1997 with Lawrence B. Hagewood, Vice President. (N)

10.11 Non-Employee Director Stock Option Plan.  (O)

10.12 Loan and Security Agreement dated March 27, 1998 with Sirrom Capital Corporation d/b/a Tandem Capital Inc. (O)

21.1  List of Subsidiaries (P).

23.1 Consent of BDO Seidman, LLP to the incorporation by reference of the audited financial statements and their report thereon dated
      September 21, 1998.  (P)

- --------------------------------------------------------------------------------
      (A) Incorporated by reference from the Registrant's Form 8-K Current Report dated August 10, 1995.

      (B) Incorporated by reference from the Registrant's Form 8-K Current Report dated February 21, 1996.

      (C) Incorporated by reference from the Registrant's Form 8-K Current Report dated May 30, 1996.

      (D) Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended June 30, 1995.

      (E) Incorporated by reference from the Registrant's Form 8-K dated December 31, 1996, as amended.

      (F) Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended June 30, 1996.

      (G) Incorporated by reference from Exhibit 3.3 to Registration Statement on Form S-1, File No. 33-47159, effective June 17, 1992.

      (H) Incorporated by reference from the Registrant's Form 10-K for the fiscal year ended June 30, 1993.

      (I) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 1996.

      (J) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended December 31, 1996.

      (K) Incorporated by reference from the Registrant's Registration Statement on Form S-3, SEC file number 333-170891, effective March 6, 1997.

      (L) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended March 31, 1997.

      (M) Incorporated by reference from the Registrant's Form S-8 Registration Statement effective October 17, 1997, File No. 333-46339.

      (N) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 1997.

      (O) Incorporated by reference from the Registrant's Form 10-QSB for the quarter ended March 31, 1998.

      (P)  Filed herewith.

- --------------------------------------------------------------------------------

(b)  Reports on Form 8-K.

During the last quarter of the period covered by this report, the Company filed reports on Form 8-K as listed below. No financial statements were filed with these reports.

The following reports on Form 8-K reported information pursuant to "Item 5 - Other Events".

            i. Form 8-K dated April 17, 1998, filed April 20, 1998.
           ii. Form 8-K dated April 23, 1998, filed April 23, 1998.
          iii. Form 8-K dated April 24, 1998, filed April 29, 1998.
           iv. Form 8-K dated May 12, 1998, filed May 12, 1998.
            v. Form 8-K dated May 21, 1998, filed May 21, 1998.
           vi. Form 8-K dated June 3, 1998, filed June 3, 1998.

                             TAVA Technologies, Inc.


                                   Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TAVA Technologies, Inc.


   Date: September 30, 1998            By:  /s/ John Jenkins
   ------------------------                 ------------------
                                            John Jenkins, President and
                                             Chief Executive Officer

   Date: September 30, 1998            By:  /s/ Douglas H. Kelsall
   ------------------------                 ------------------------
                                            Douglas H. Kelsall, Vice President -
                                             Finance & Administration and
                                             Chief Financial Officer


   Date: September 30, 1998            By:  /s/ Robert C. Ogden
   ------------------------                 ---------------------
                                            Robert C. Ogden
                                            Corporate Controller and
                                            Chief Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                 Title                          Date
- --------------------------------------------------------------------------------

/s/ John Jenkins            Chairman of the Board,          September 30, 1998
- -------------------------   President, Chief Executive Officer
John P. Jenkins


/s/ Richard L. Schleufer    Director                        September 30, 1998
- -------------------------
Richard L. Schleufer


/s/ Robert L. Costello      Director                        September 30, 1998
- -------------------------
Robert L. Costello


/s/ Robert C. Pearson       Director                        September 30, 1998
- -------------------------
Robert C. Pearson

- --------------------------------------------------------------------------------