Form 10KSB/A
period 1998-06-30
TAVA TECHNOLOGIES INC
filed 1998-10-28
CIK 874263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               FORM 10-KSB/A No. 1

X    Annual report pursuant to Section 13 or 15(d) of the Securities  Exchange
---  Act of 1934

                     For the fiscal year ended June 30, 1998
                                       or
__ Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

                        Commission file number: 0 - 19167

                             TAVA TECHNOLOGIES, INC.
                             -----------------------
              (Exact name of Small Business issuer in its charter)

         Colorado                                      84-1042227
  -------------------------------          ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

7887 East Belleview Avenue, Englewood, Colorado                 80111
-------------------------------------------------              --------
(Address of principal executive offices)                      (zip code)

 Issuer's telephone number, including area code:    (303) 771-9794

Securities registered pursuant to Section 12(b) of the Act:   None.
Securities registered pursuant to Section 12(g) of the Act:   Common stock,
                                                              $.0001 par value
                                                              -----------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year: $48,363,000.

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

Transitional Small Business Disclosure Format (check one): Yes       No   X

                             TAVA TECHNOLOGIES, INC.

                                   FORM 10-KSB

                                Table of contents



Part I                                                                    Page

     Item 1   Description of Business.                                      3

     Item 2   Description of Property.                                     10

     Item 3   Legal Proceedings.                                           11

     Item 4   Submission of Matters to a Vote of Security Holders.         12

Part II

     Item 5   Market For Common Equity and Related Stockholder Matters.    12

     Item 6   Discussion and Analysis or Plan of Operation.                13

     Item 7   Financial Statements.                                        21

     Item 8   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.                                    22

Part III

     Item 9 Directors, executive officers, promoters and control persons; Compliance with Section 16(a) of the Exchange
              Act.                                                         22

     Item 10  Executive compensation.                                      24

     Item 11  Security  ownership of certain  beneficial owners and
              management.                                                  27

     Item 12  Certain relationships and related transactions.              29

     Item 13  Exhibits and Reports on Form 8-K.                            29

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

Item 2.  Description of property.

The Company maintains major leased facilities at the following locations:

                                                              Square      Term of           Current
Function                           Location                    feet        Lease          annual rent
---------------------------------------------------------------------------------------------------------
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
manufacturing facilities.          Albany, OR

                                                              Square      Term of           Current
Function                           Location                    feet        Lease          annual rent
---------------------------------------------------------------------------------------------------------
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

The range of the high and low closing sales price quotations for TAVA's common stock as quoted by Nasdaq for the past two fiscal years is provided below:

Year ended June 30, 1998    High closing sales price    Low closing sales price
--------------------------------------------------------------------------------
Fourth quarter                      $14.88                      $8.75
Third quarter                       $14.63                      $5.00
Second quarter                      $ 7.00                      $4.75
First quarter                       $ 7.18                      $1.75

Year ended June 30, 1997    High closing sales price    Low closing sales price
--------------------------------------------------------------------------------
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

Year 2000 assessment.


The following disclosure is made pursuant to the Year 2000 Information and Readiness Disclosure Act. The following disclosure originated from the Company and concerns (1) assessments, projections, or estimates of Year 2000 processing capabilities; (2) plans, objectives, or timetables for implementing or verifying Year 2000 processing capabilities; (3) test plans, dates, or results; and/or (4) reviews and comments concerning Year 2000 processing capabilities as defined by the Act.


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


                              /s/ BDO Seidman, LLP

                                BDO Seidman, LLP


Denver, Colorado
September 21, 1998

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  June 30, 1998

                                 ASSETS (Note 8)
------------------------------------------------------------------------------------------------------
Current assets:
  Cash (Note 14)                                                                          $ 4,993,000
  Accounts receivable, net of allowance for doubtful accounts of $1,305,000 (Note 5)       14,901,000
  Costs and estimated earnings in excess of billings on uncompleted contracts (Note 6)      7,214,000
  Inventories                                                                                 188,000
  Prepaid expenses and other current assets                                                   569,000
------------------------------------------------------------------------------------------------------
    Total current assets                                                                   27,865,000

Property and equipment, net (Note 7)                                                        2,919,000

Capitalized software costs, net of accumulated amortization of $1,335,000                   4,881,000

Other assets:
  Excess of cost over fair value of assets acquired, net of
    accumulated amortization of   $1,257,000 (Note 3)                                       7,915,000
  Debt issuance costs, net of accumulated amortization of $286,000                            364,000
  Other assets                                                                                237,000
------------------------------------------------------------------------------------------------------
Total assets                                                                              $44,181,000
------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt (Note 8):
    Financial institutions and other                                                      $   315,000
    Capital lease obligations                                                                 253,000
  Accounts payable                                                                          5,740,000
  Billings in excess of costs and estimated earnings on uncompleted contracts (Note 6)      1,819,000
  Accrued payroll                                                                           1,035,000
  Other accrued expenses                                                                    1,381,000
------------------------------------------------------------------------------------------------------
    Total current liabilities                                                              10,543,000
 Long-term debt, net of current portion (Note 8):
   Financial institutions and other                                                         4,845,000
   Capital lease obligations                                                                  459,000
------------------------------------------------------------------------------------------------------
     Total long-term debt                                                                   5,304,000
------------------------------------------------------------------------------------------------------
     Total liabilities                                                                     15,847,000
------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 6 and 14)

Stockholders' equity (Notes 10 and 12):
  Preferred stock, par value $.0001 per share; authorized 10,000,000 shares,
    shares issued and outstanding - none                                                           --
  Common stock, par value $.0001 per share; authorized 200,000,000
    shares, 21,991,213 shares issued and outstanding                                            2,000
  Additional paid-in capital                                                               36,165,000
  Accumulated deficit                                                                     (7,833,000)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 28,334,000
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                $44,181,000
------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of the consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the years ended
                                                                        June 30,
-----------------------------------------------------------------------------------------
                                                                 1998           1997
-----------------------------------------------------------------------------------------
Revenue (Note 5):
  Systems integration and services                           $42,598,000     $36,843,000
  License agreements and software product sales                5,765,000            --
-----------------------------------------------------------------------------------------
    Total revenue                                             48,363,000      36,843,000
-----------------------------------------------------------------------------------------

Cost of revenue                                               29,410,000      24,322,000
-----------------------------------------------------------------------------------------
Gross profit                                                  18,953,000      12,521,000
-----------------------------------------------------------------------------------------

Operating expenses:
   Sales expenses                                              4,894,000       2,297,000
   General and administrative expenses                        12,157,000      10,815,000
   Amortization of capitalized software costs and goodwill     1,691,000         815,000
   Subsidiary acquisition purchase adjustment (Note 3)              --           250,000
-----------------------------------------------------------------------------------------
                                                              18,742,000      14,177,000
Other income (expense):
  Interest expense                                              (656,000)       (987,000)
  Other, net                                                     195,000         124,000
-----------------------------------------------------------------------------------------
                                                                (461,000)       (863,000)
Loss from continuing operations before
  income tax expense                                            (250,000)     (2,519,000)

Income tax expense (Note 9)                                         --          (110,000)
-----------------------------------------------------------------------------------------
Loss from continuing operations                                 (250,000)     (2,629,000)

Discontinued operations (Note 4):
  Loss on disposal                                                  --          (106,000)
-----------------------------------------------------------------------------------------
Net loss                                                     $  (250,000)    $(2,735,000)
-----------------------------------------------------------------------------------------

Net loss applicable to common stockholders (Note 11)         $  (310,000)    $(2,750,000)
-----------------------------------------------------------------------------------------

Net loss per share, basic and diluted (Note 11):
  Continuing operations                                      $     (0.02)    $     (0.30)
  Discontinued operations                                           --             (0.01)
-----------------------------------------------------------------------------------------
Net loss per share, basic and diluted                        $     (0.02)    $     (0.31)
-----------------------------------------------------------------------------------------
Weighted average shares outstanding, basic and diluted        18,356,000       8,882,000
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

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   For the years ended June 30, 1997 and 1998


                                                                                                Additional
                                                    Preferred stock        Common stock          paid-in       Accumulated
                                                    Shares   Amount     Shares      Amount       capital         Deficit
-------------------------------------------------------------------------------------------------------------------------------

Balance, July 1, 1996                                   --    $   --    6,639,403     $1,000    $ 7,774,000     $(4,773,000)

Preferred shares issued for cash in private          133,334      --           --         --      1,872,000               --
          placement (Note 10)
Shares issued for cash in private placements, net       --        --      880,000         --      1,112,000               --
          (Note 10)
Shares issued for conversion of 8% notes (Note 10)      --        --      214,285         --        375,000               --
Shares issued for conversion of 12% notes  and          --        --       35,000         --         53,000               --
          accrued interest
Shares issued for conversion of 10% senior notes
          and accrued interest (Note 10)                --        --      548,436         --        314,000               --
Shares issued for financing fees and extensions         --        --       40,000         --         99,000               --
Shares issued for acquisition of All Control            --        --    1,883,333         --      2,825,000               --
          (Note 3)
Shares issued for acquisition of Vision (Note 3)        --        --      201,130         --        289,000               --
Shares issued upon exercise of warrants (Note 10)       --        --    1,178,018         --      1,167,000               --
Shares issued upon exercise of stock options            --        --       90,000         --         66,000               --
          (Note 10)
Options and warrants issued for outside services        --        --           --         --         52,000               --
Preferred stock dividends (Note 10)                     --        --           --         --             --      (   15,000)
Net loss                                                --        --           --         --             --      (2,735,000)
-------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                               133,334      --   11,709,605      1,000     15,998,000      (7,523,000)


Shares issued for cash in private placement, net        --        --      955,000         --      4,711,000               --
          (Note 10)
Shares issued upon conversion of 9% debentures          --        --    2,123,697         --      3,032,000               --
          (Notes 8, 10)
Shares issued upon exercise of warrants (Note 10)       --        --    3,679,986      1,000      6,808,000               --
Shares issued upon exercise of stock options            --        --    1,875,545        --       4,243,000               --
          (Note 10)
Shares issued upon conversion of preferred stock   (133,334)      --    1,333,340         --             --               --
          (Note 10)
Shares issued upon conversion of collateral loan        --        --      227,090         --        397,000               --
          (Note 10)
Shares issued under Employee Stock Purchase Plan        --        --       46,311         --         81,000               --
          (Note 10)
Value assigned to warrants issued with debt             --        --           --         --        814,000               --
          (Note 8)
Other                                                   --        --       40,639         --         81,000               --
Preferred stock dividends (Note 10)                     --        --           --         --             --     (    60,000)
Net loss                                                --        --           --         --             --     (   250,000)
-------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1998                                  --    $   --   21,991,213     $2,000    $36,165,000     $(7,833,000)
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

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (continued)


                                                                           For the years ended June 30,
                                                                                1998           1997
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of notes and other borrowings                       4,000,000      1,411,000
  Principal payments on notes and other borrowings                          (2,604,000)    (1,503,000)
  Deferred note and other financing costs, net                                (226,000)      (120,000)
  Proceeds from the sale of stock and exercise of warrants
    and options, net of offering costs                                      16,275,000      4,217,000
  Preferred stock dividends                                                    (60,000)       (15,000)
                                                                          ------------    -----------
Net cash from financing activities                                          17,385,000      3,990,000
                                                                          ------------    -----------

Increase in cash                                                             4,086,000        671,000

Cash, beginning of year                                                        907,000        236,000
                                                                          ------------    -----------

Cash, end of year                                                         $  4,993,000    $   907,000
                                                                          ------------    -----------

Supplemental disclosure of cash flow information:

  Cash paid for income taxes                                              $      5,000    $      --
  Cash paid for interest                                                       762,000      1,049,000
                                                                          ------------    -----------

Supplemental disclosure of non-cash investing and financing activities:

  Conversion of debentures to common stock, net of debt issue costs       $  3,032,000    $      --
  Common stock issued upon conversion of preferred stock                     1,872,000           --
  Purchase of equipment under capital leases and other financing               819,000         32,000
  Imputed warrant discount on debt borrowings                                  814,000           --
  Conversion of notes, accrued interest and debt issue
    costs to common stock                                                       47,000        742,000
  Common stock issued in the acquisition of All Control                           --        2,825,000
  Common stock issued in  the acquisition of  Vision                              --          289,000
                                                                          ------------    -----------



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

                                                       Year ended June 30, 1997
--------------------------------------------------------------------------------

Revenue                                                        $ 40,210,000

Net loss                                                       $ (3,175,000)

Basic and diluted net loss per share                           $      (0.40)
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

The following is a summary of the Company's results from discontinued operations for the year ended June 30, 1997:


--------------------------------------------------------------------------------

Revenue                                                        $   423,000

Loss on disposal                                               $  (106,000)
--------------------------------------------------------------------------------

Note 5.  Trade receivables.

The following is a summary of the Company's trade accounts receivable at June 30, 1998:

--------------------------------------------------------------------------------
Contract receivables:
  Completed contracts                                          $  4,504,000
  Uncompleted contracts                                          11,410,000
  Retention                                                         292,000
--------------------------------------------------------------------------------
                                                                 16,206,000
Less: allowance for doubtful accounts                            (1,305,000)
--------------------------------------------------------------------------------

Contract receivables, net                                       $14,901,000
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

Note 6.  Costs and estimated earnings on uncompleted contracts.

The following information is applicable to uncompleted contracts at June 30, 1998:

--------------------------------------------------------------------------------
Costs incurred on uncompleted contracts                          $  56,806,000
Estimated earnings                                                  19,345,000
--------------------------------------------------------------------------------
                                                                    76,151,000
Less: billings to date                                             (70,756,000)
--------------------------------------------------------------------------------
                                                                 $   5,395,000
--------------------------------------------------------------------------------

These amounts are included in the accompanying balance sheet under the following captions at June 30, 1998:

--------------------------------------------------------------------------------
Costs and estimated earnings
   in excess of billings on  uncompleted contracts                  $7,214,000

Billings in excess of costs and estimated earnings
   on uncompleted contracts                                          1,819,000
--------------------------------------------------------------------------------
                                                                    $5,395,000
--------------------------------------------------------------------------------

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

Note 7.  Property and equipment.

The following is a summary of the Company's property and equipment at June 30, 1998:

                                           Owned         Leased        Total
-------------------------------------------------------------------------------

Furniture and equipment                 $ 3,570,000     $ 902,000   $ 4,472,000
Leasehold improvements                      828,000           --        828,000
--------------------------------------------------------------------------------
                                          4,398,000       902,000     5,300,000
Accumulated depreciation and
   amortization                          (2,189,000)     (192,000)   (2,381,000)
--------------------------------------------------------------------------------
Net property and equipment              $ 2,209,000     $ 710,000   $ 2,919,000
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

Non-interest  bearing note payable to Advanced Control's legal counsel.  Monthly principal  payments are due through September 1998. The note has been discounted
using an effective interest rate of 10.25%.                                              66,000

Capital lease obligations secured by computer and telephone equipment.  Interest
rates range from 8.6% to 12.6%.  Monthly  payments  are due  through  July 2001.        712,000
---------------------------------------------------------------------------------------------------
Total indebtedness                                                                    5,872,000
    Less current portion                                                                568,000
---------------------------------------------------------------------------------------------------
    Long-term portion                                                                $5,304,000
---------------------------------------------------------------------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements


Scheduled debt principal and capital lease payments for years ending June 30 are as follows:

--------------------------------------------------------------------------------
                               Debt principal     Capital lease        Total
--------------------------------------------------------------------------------
1999                           $   315,000           $302,000       $   617,000
2000                               286,000            281,000           567,000
2001                             4,146,000            225,000         4,371,000
2002                               130,000             15,000           145,000
2003                               115,000                --            115,000
Thereafter                         898,000                --            898,000
--------------------------------------------------------------------------------
                                 5,890,000            823,000         6,713,000

--------------------------------------------------------------------------------
Less amount representing
   interest and note discount      730,000            111,000           841,000
--------------------------------------------------------------------------------
                                 5,160,000            712,000         5,872,000
Less current portion               315,000            253,000           568,000
--------------------------------------------------------------------------------
                                $4,845,000           $459,000        $5,304,000
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

A reconciliation of the Federal statutory tax rate of 34% and the Company's effective tax rates of 0% and 4% for the years ended June 30, 1998 and 1997, respectively, is as follows:

                                                               Years ended
                                                                 June 30,
                                                             1998       1997
-------------------------------------------------------------------------------

Income tax benefit (expense) computed at the
  Federal statutory rate                               $    85,000    $ 930,000
Compensation deduction related to exercise
  of non-qualified stock options                         1,474,000         --
Non-deductible goodwill amortization                      (228,000)    (163,000)
  State income and franchise taxes                            --        (73,000)
  Net change in deferred items                             453,000      274,000
  Change in effective income tax rate                      322,000         --
  Change in valuation allowance                         (2,067,000)    (926,000)
  Other, individually immaterial                           (39,000)    (152,000)
--------------------------------------------------------------------------------
                                                       $      --      $(110,000)
--------------------------------------------------------------------------------

                   TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statements


Temporary differences between the consolidated financial statements carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of deferred income taxes at June 30, 1998 relate to the following:

--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
Net operating loss carry forwards                                   $6,790,000
 Accounts receivable                                                   505,000
 Accrued items, deductible when paid for tax purposes                  136,000
 Other, individually immaterial                                         11,000
 Capitalized software costs                                         (1,779,000)
 Property and equipment                                                (94,000)
 Capitalized interest                                                  (53,000)
--------------------------------------------------------------------------------
Total                                                                5,516,000
Less valuation allowance                                            (5,516,000)
--------------------------------------------------------------------------------
Net deferred tax asset (liability)                                  $       --
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

                                                              Year ended
                                                                June 30,
                                                          1998          1997
--------------------------------------------------------------------------------
Basic and diluted loss per share:
Net loss:
  Loss from continuing operations                     $(250,000)   $(2,629,000)
  Preferred stock dividend                              (60,000)       (15,000)
--------------------------------------------------------------------------------
  Loss from continuing operations available to
    common stockholders                                (310,000)    (2,644,000)
  Discontinued operations                                  --         (106,000)
--------------------------------------------------------------------------------
  Loss available to common stockholders               $(310,000)   $(2,750,000)
--------------------------------------------------------------------------------
Number of shares:
--------------------------------------------------------------------------------
   Weighted average common shares outstanding        18,356,000      8,882,000
--------------------------------------------------------------------------------
Per share amounts:
   Basic and diluted loss from continuing operations  $   (0.02)   $     (0.30)
   Discontinued operations                                  --           (0.01)
--------------------------------------------------------------------------------
   Basic and diluted loss                             $   (0.02)   $     (0.31)
--------------------------------------------------------------------------------

                  TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statement

The following were not included in the computation of diluted loss per share as the effect would be anti-dilutive.

                                                            Year ended
                                                              June 30,
                                                       1998             1997
--------------------------------------------------------------------------------
Number of equivalent common shares:
      Stock options                                 2,168,825         3,182,250
      Stock purchase warrants                         290,994         3,738,663
      Convertible debentures                        1,414,098         2,868,128
      Convertible preferred shares                         --           173,576
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

                                                              Weighted average
                                        Number of shares       exercise price
--------------------------------------------------------------------------------
Stock options:
Balance, July 1, 1996                       1,662,250            $   2.37
          Granted                           1,610,000                2.06
          Exercised                           (90,000)                .74
          Expired / cancelled                    --                    --
--------------------------------------------------------------------------------
Balance, June 30, 1997                      3,182,250                2.26
          Granted                             873,000                5.74
          Exercised                        (1,875,545)               2.30
          Expired / cancelled                 (10,880)               1.62
--------------------------------------------------------------------------------
Balance, June 30, 1998                      2,168,825            $   3.63
--------------------------------------------------------------------------------

Stock purchase warrants:
Balance, July 1, 1996                       3,910,364                1.79
          Granted                           1,143,436                1.59
          Exercised                        (1,178,018)                .99
          Expired / cancelled                (137,119)               1.08
--------------------------------------------------------------------------------
Balance, June 30, 1997                      3,738,663             $  2.00
          Granted                             295,632                4.05
          Exercised                        (3,679,986)               1.97
          Expired / cancelled                 (63,315)               2.66
--------------------------------------------------------------------------------
Balance, June 30, 1998                        290,994             $  4.34
--------------------------------------------------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES

                   Notes to consolidated financial statement


The following information summarizes stock options outstanding at June 30, 1998.

                              Outstanding                                 Exercisable
--------------------------------------------------------------------------------------------------
Year of         Number       Weighted average     Range of          Number       Weighted average
expiration    Outstanding     exercise price   exercise price     exercisable    exercise price
--------------------------------------------------------------------------------------------------

  2001          30,000           $13.04        $12.94 - $13.23         10,001         $13.04
  2002         223,475           $ 1.54        $ 1.41 - $ 1.55        223,475         $ 1.54
  2002          41,000           $ 3.45        $ 2.75 - $ 4.25         41,000         $ 3.45
  2003          52,000           $ 7.15        $ 6.41 - $ 8.33         32,000         $ 6.41
  2003          21,000           $11.74        $10.40 - $12.16         16,000         $12.16
  2005          63,850           $ 1.23        $ 1.20 - $ 1.63         63,850         $ 1.23
  2006         352,000           $ 2.22        $ 1.75 - $ 2.75        285,334         $ 2.21
  2007         169,000           $ 2.04        $ 1.42 - $ 2.25         69,000         $ 1.92
  2007         491,500           $ 2.77        $ 2.49 - $ 3.66        241,500         $ 2.50
  2007         145,000           $ 5.46        $ 4.94 - $ 6.50         21,250         $ 5.42
  2008         200,000           $ 2.50                 $ 2.50            --          $  --
  2008         355,000           $ 6.20        $ 5.50 - $ 6.87         75,000         $ 6.25
  2008          25,000           $12.48        $10.11 - $13.17            --          $  --
----------------------------------------------------------------------------------------------------
             2,168,825           $ 3.63        $ 1.20 - $13.23      1,078,410         $ 2.85
----------------------------------------------------------------------------------------------------

The weighted average grant date fair value of stock options granted is summarized as follows.

                                                          Years ended June 30,
                                                          1998           1997
-------------------------------------------------------------------------------

Market value equal to exercise price                     $3.68          $0.37

Market value greater than exercise price                 $  --          $0.86
Market value less than exercise price                    $1.03          $0.74

-------------------------------------------------------------------------------

The following information summarizes stock purchase warrants outstanding at June 30, 1998:

                              Outstanding                                 Exercisable
--------------------------------------------------------------------------------------------------
Year of         Number       Weighted average     Range of          Number       Weighted average
expiration    Outstanding     exercise price   exercise price     exercisable    exercise price
--------------------------------------------------------------------------------------------------
  1999        25,000             $1.25                 $1.25         25,000           $1.25
  1999        70,000             $2.54         $2.46 - $3.00         70,000           $2.54
  2000        11,194             $0.67                 $0.67         11,194           $0.67
  2003       159,800             $6.32         $6.25 - $8.58        159,800           $6.32
  2007        25,000             $1.50                 $1.50         25,000           $1.50
--------------------------------------------------------------------------------------------------
             290,994             $4.34         $0.67 - $8.58        290,994           $4.34
--------------------------------------------------------------------------------------------------

The weighted average grant date fair value of stock purchase warrants granted is summarized as follows.

                                                                    Years
                                                                ended June 30,
                                                                1998      1997
--------------------------------------------------------------------------------
Market value equal to exercise price                            $8.01    $  --
Market value greater than exercise price                        $4.34    $0.53
Market value less than exercise price                           $0.78    $0.39
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

                                                         Years ended June 30,
                                                           1998        1997
--------------------------------------------------------------------------------
Net loss as reported                                  $  (250,000)  $(2,735,000)
Net loss pro forma                                    $(1,668,000)  $(3,377,000)

Basic and diluted loss per share as reported          $     (0.02)  $     (0.31)
Basic and diluted loss per share pro forma            $     (0.09)  $     (0.38)

--------------------------------------------------------------------------------

The fair value of each employee stock option and stock purchase warrant granted during the years ended June 30, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in the pricing calculations were as follows:

                                                       Years ended June 30,
                                                          1998         1997
--------------------------------------------------------------------------------
Expected volatility                                   89% - 104%        63%
Risk free interest rate                                  6.5%          7.5%
Expected annual dividends                                None         None
Estimated lives of options and warrants               1 - 5 years   1 - 2 years
-------------------------------------------------------------- -----------------

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

The following is a summary of minimum future lease payments under operating leases:

Years ending June 30,
--------------------------------------------------------------------------------
      1999                                                       $1,463,000
      2000                                                        1,341,000
      2001                                                        1,225,000
      2002                                                          803,000
      2003                                                          604,000
      Thereafter                                                    410,000
--------------------------------------------------------------------------------
                                                                 $5,846,000
--------------------------------------------------------------------------------

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

An officer of the Company is also an owner of an entity for which the Company performs subcontract work. Billings to the related entity for the years ended June 30, 1998 and 1997 were approximately $1,448,000 and $1,154,000, respectively. Accounts receivable from this entity as of June 30, 1998 and 1997 were $155,000 and $233,000, respectively.

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

The following table sets forth the names and ages of all directors and executive officers and the positions and offices that each such person holds with the Company.

         Name                     Age          Position
--------------------------------------------------------------------------------
         John Jenkins(1)          48           Chairman of the Board, President
                                               and Chief Executive Officer

         Kevin Fallon             45           Chief Operating Officer

         Douglas H. Kelsall       44           Chief Financial Officer
                                               and Secretary

         Larry B. Hagewood        49           Executive Vice President,
                                               Sales and Marketing

         Robert C. Pearson(1)     63           Director

         Robert L. Costello(1)    46           Director

         Rick L. Schleufer        45           Director

--------------------------------------------------------------------------------

(1)   Member of Audit Committee and Compensation Committee.

H. Robert Gill and Judith A. Draper resigned their positions as board members during January and March 1998, respectively.

Biographical information.

John Jenkins. Mr. Jenkins has served as President, Chief Executive Officer, and a Director of the Company since January 1995 and as Chairman of the Board of Directors since August 1997. Before joining the Company, Mr. Jenkins served as president of Morgan Technical Ceramics, Inc., a wholly-owned subsidiary of Morgan Crucible plc, a diversified industrial products company based in England and publicly-traded on the London stock exchange. Prior to his tenure at Morgan Technical, he was Vice President and General Manager of the Structural Ceramic Division Coors Ceramics Company, a subsidiary of the Adolph Coors Company. Mr. Jenkins holds a Bachelor of Science degree in Mechanical Engineering from the University of Washington, and a Juris Doctor degree from the University of Denver.

Kevin Fallon. Mr. Fallon has served as Chief Operating Officer since joining the Company in December 1996. During 1982, Mr. Fallon founded and became employed as President and Chief Executive Officer of All Control Systems, Inc., which the Company acquired in December 1996. Prior to that time, he held management positions in quality and process control, design engineering and testing and sales engineering. Mr. Fallon holds a Bachelor of Science degree from Drexel University and a Master of Business Administration from the Wharton School of Business, University of Pennsylvania.

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

Larry B. Hagewood. Mr. Hagewood has served as Executive Vice President of the Company since September 1997. Prior to joining the Company, he served for six years as Group Vice President of the Systems Business for Elsag Bailey, a global leader for automation solutions to the industrial manufacturing market. Mr. Hagewood holds a Bachelor of Science degree in Nuclear Physics from Auburn University.

Robert C. Pearson. Mr. Pearson has been a director of the Company since May 1997. Mr. Pearson has been associated with Renaissance Capital Group, Inc. since April 1994, presently serving as Senior Vice President, Director of Corporate Finance. He served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years prior to that time, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985. Mr. Pearson holds a Bachelor of Science Degree from the University of Maryland and a Master of Business Administration from the University of Michigan. Mr. Pearson hold directorships in the following public companies: Poore Brothers, Inc. and Interscience Computer.

Robert L. Costello. Mr. Costello has been a director of the Company since May 1997. Mr. Costello has been employed as Executive Vice President of URS Greiner, Inc. and Vice President and Director of URS Corporation since April 1996. He served as a Director and Chief Executive Officer of Greiner Engineering, Inc. from August 1995 to March 1996, President and Chief Operating Officer of Greiner Engineering, Inc. from February 1994 to August 1995 and Vice President and Chief Financial Officer of Greiner Engineering, Inc. from 1987 to February 1994. Mr. Costello holds a Bachelor of Arts degree from Western State College of Colorado and a Master of Business Administration from the University of Oregon.

Rick L. Schleufer. Mr. Schleufer has served as a director of the Company since January 1998. Since 1986, he has been employed by Enterprise/IndeNet presently serving as director of IndeNet, Inc. and Chief Executive Officer of Enterprise Systems Group, Inc. From 1979 to 1986, Mr. Schleufer founded and was Chief Executive of several small business enterprises. Prior to the management of these ventures, Mr. Schleufer was employed by the national accounting firm of Grant Thornton. Mr. Schleufer holds a Bachelor of Science Degree in Business and Accounting from the University of Colorado, and is a Certified Public Accountant.

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

Based solely on its review of the copies of the reports it received from persons required to file, and written representations it received from these persons, the Company believes that during the fiscal year ended June 30, 1998 all filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with except as follows: the Form 3 due ten days following the election of Larry B. Hagewood as an executive officer was not timely filed; Kevin Fallon did not timely file two reports on Form 4 relating to two sales during July 1997 and nine purchases during October 1997; and Robert C. Pearson did not timely file three reports on Form 4 relating to two conversions and two sales during April 1998, two sales during May 1998, and one conversion and five sales during June 1998, all relating to securities held of record by Renaissance Capital Growth & Income Fund III, Inc. and Renaissance U.S. Growth & Income Trust PLC. Mr. Fallon's transactions were reported on a Form 5 for the fiscal year ended June 30, 1998 which was not timely filed. Mr. Pearson's transactions were reported on an amended Form 5 for the fiscal year ended June 30, 1998 which was not timely filed.

Involvement in certain legal proceedings.

During the past five years, no director or executive officer of the Company has been involved in legal proceedings of the nature required to be disclosed by this item.

Item 10.  Executive compensation.

(a) (b)  Summary compensation table.

The following table sets forth information regarding compensation paid during the past three fiscal years to the Company's Chief Executive Officer and to any of its four most highly compensated executive officers who earned total salary and bonus in excess of $100,000 per annum during the fiscal year ended June 30, 1998.


---------------------------------------------------------------------------------------------------------------------
                                                                          Long-term compensation
                                                                   --------------------------------------
                                      Annual compensation                     Awards             Payouts
                               -----------------------------------------------------------------------------
         (a)             (b)       (c)        (d)        (e)           (f)            (g)        (h)        (i)

------------------------------------------------------------------ --------------------------------------------------
                                                        Other       Restricted     Security                 All
 Name and                                               annual        stock       underlying     LTIP      other
 Principal Position     Year      Salary     Bonus       comp         awards     options/SARs   payouts    comp(1)
------------------------------------------------------------------ --------------------------------------------------

John Jenkins           1998        $182,700   $20,000          --             --        --       --        $7,937
Chairman, President    1997        $165,000   $30,000          --             --   450,000(2)    --        $7,726
and Chief Executive    1996        $146,400        --          --             --        --       --            --

Kevin Fallon           1998        $158,300   $18,000          --             --        --       --        $6,000
Chief Operating        1997(3)     $ 87,500   $18,000          --             --   200,000(4)    --        $7,007
Officer                1996              --        --          --             --        --       --            --

Douglas H. Kelsall     1998(5)     $138,000        --          --             --        --       --        $3,600
Chief Financial        1997              --        --          --             --   300,000(6)    --            --
Officer and Secretary  1996              --        --          --             --        --       --            --


Larry B. Hagewood      1998(7)     $143,700        --          --             --   225,000(8)    --        $5,300
Vice President         1997              --        --          --             --        --       --            --
Sales & Marketing                        --        --          --             --        --       --            --
                      1996
---------------------------------------------------------------------------------------------------------------------



(1) Represents the value of term life insurance, the premiums for which were paid by the Company, and/or the value of an automobile or automobile allowance provided for the executive's personal use.

(2) Mr. Jenkins was granted non-qualified options to purchase 450,000 shares of common stock in connection with the January 28, 1997 extension of his employment agreement. At October 1, 1998, 241,500 of those options were exercisable.

(3) Represents compensation commencing December 1, 1996.

(4) Mr. Fallon was granted non-qualified options to purchase 200,000 shares of common stock in connection with his employment agreement. At October 1, 1998, 133,334 of those options were exercisable.

(5) Represents compensation commencing July 15, 1997.

(6) Mr. Kelsall was granted non-qualified options to purchase 300,000 shares of common stock in connection with his employment agreement. At October 1, 1998, 115,000 of those options were exercisable.

(7) Represents compensation commencing August 15, 1997.

(8) Mr. Hagewood was granted non-qualified options to purchase 225,000 shares of common stock in connection with his employment agreement. At October 1, 1998, 115,000 of those options were exercisable.

(c) Option and stock appreciation right grants table.

The following table sets forth information regarding the grant of options and stock appreciation rights during the fiscal year ended June 30, 1998, to any of the executive officers required to be named in the Summary Compensation Table.


          (a)                     (b)                    (c)                    (d)                    (e)
------------------------ ---------------------- ----------------------- --------------------- ----------------------
                               Number of           Percent of total
                              securities           options or SARs
                           underlying options    granted to employees     Exercise or base
         Name               or SARs granted         in fiscal year      price ($ per share)   Expiration date
------------------------ ---------------------- ----------------------- --------------------- ----------------------

Larry B. Hagewood               75,000                   8.6%                  $2.09          July 2007
                                75,000                   8.6%                  $3.14          July 2007
                                75,000                   8.6%                  $3.66          July 2007
------------------------ ---------------------- ----------------------- --------------------- ----------------------

(d) Aggregated option and stock appreciation right exercises in last fiscal year and fiscal year end option and stock appreciation right values.

The following table sets forth information regarding option and stock appreciation right exercises during the fiscal year ended June 30, 1998, by any of the executive officers required to be named in the Summary Compensation Table.


          (a)                   (b)               (c)                     (d)                           (e)
------------------------- ----------------- ----------------- ---------------------------- -------------------------------
                                                                 Number of securities                 Value of
                                                                      underlying                unexercised in-the-
                             Number of                          unexercised options or            money options or
                          shares acquired                       SARs at fiscal year end       SARs at fiscal year end
          Name              on exercise      Value realized   (exercisable/unexercisable)  (exercisable/unexercisable)(1)
------------------------- ----------------- ----------------- ---------------------------- -------------------------------
John Jenkins:                        8,500          $ 55,500
     Exercisable                   100,000          $553,000               376,500                  $2,912,800
     Unexercisable                                                         200,000                  $1,476,000

Kevin Fallon:
     Exercisable                       --               $--                133,334                  $1,017,300
     Unexercisable                                                          66,666                  $  508,700

Douglas H.  Kelsall:                80,000          $413,600
     Exercisable                                                            20,000                  $  169,200
     Unexercisable                                                         200,000                  $1,514,000

Larry B. Hagewood:                  35,000          $325,100
     Exercisable                                                            40,000                  $  311,600
     Unexercisable                                                         150,000                  $  972,000
-------------------------

 (1) The year-end value represents the difference between the option exercise prices (ranging from $1.20 to $3.66 per share) and the $9.88 market value of the Company's common stock on June 30, 1998, multiplied by the number of shares under option. Market value represents the closing price reported by NASDAQ on June 30, 1998.

(e) Long-term incentive plan awards.

During the fiscal year ended June 30, 1998, the Company did not make any long-term incentive plan awards not disclosed above.

(f) Compensation of directors.

The Company pays no cash compensation to directors for their services as such. The Company maintains its 1998 Non-Employee Director Stock Option Plan. Under this plan, automatic grants of 4,000 stock options are made to each non-employee director each calendar quarter. The exercise price of the stock options is equal to fair market value of the common stock on the date of grant. The options expire five years from date of grant.

(g) Employment contracts and termination of employment and change-in-control arrangements.

The Company has entered into the following employment agreements with the executive officers required to be named in the Summary Compensation Table.

The Company has a two year employment agreement with John Jenkins which expires in January 1999, but will be automatically renewed on each anniversary for one year periods unless written notice of non-renewal in given by either party, providing for a minimum annual salary in the amount of $195,000 during the current contract year. The employment agreement provided for the grant of 450,000 stock options exercisable at $2.50 per share which vest as follows:
January 1997, 100,000;  December 1997, 150,000;  and December 1998, 200,000. The
stock options expire in January 2007. The Company is obligated to pay the premium on a term life insurance policy with a death benefit of $500,000 for which Mr. Jenkins names the beneficiary. In the event of a change in control, the Company is obligated to pay Mr. Jenkins his base salary then in effect for a period of 24 months following a notice of termination.

The Company has a two year employment agreement with Kevin Fallon which expires in December 1998 but will be automatically renewed on each anniversary for one year periods unless written notice of non-renewal is given by either party, providing a minimum annual salary in the amount of $175,000 and a bonus of not less than $15,000 during the current contract year. The employment agreement provided for the grant of 200,000 stock options with an exercise price of $2.25 which vest as follows: February 1997, 66,667; February 1998, 66,667; and February 1999, 66,666. The stock options expire in February 2007. The Company is obligated to pay the premium on a term life insurance policy with a death benefit of at least $250,000 for which Mr. Fallon names the beneficiary. In the event of a change in control, the Company is obligated to pay Mr. Fallon his base salary then in effect for a period of 12 months following a notice of termination.

The Company has a two year employment agreement with Douglas H. Kelsall which expires in June 1999 but will be automatically renewed on each anniversary for one year periods unless written notice of non-renewal is given by either party, providing for a minimum annual salary of $145,000 during the current contract year, and a bonus of not less than $15,000 per year. The employment agreement provides for the granting of 300,000 stock options which vest as follows: July 1997, 100,000 at an exercise price of $1.42 per share; July 1998, 100,000 at an exercise price of $2.13 per share; and July 2000, 100,000 at an exercise price of $2.49 per share. The stock options expire in May 2007. In the event of a change in control, the Company is obligated to pay Mr. Kelsall his base salary then in effect for a period of 24 months following a notice of termination.

The Company has a two year employment agreement with Larry B. Hagewood which expires in July 1999 but will be automatically renewed on each anniversary for one year periods unless written notice of non-renewal is given by either party, providing for a minimum annual salary in the amount of $160,000. The employment agreement provided for the grant of 225,000 stock options which vest as follows:
July 1997, 75,000 at an exercise price of $2.09 per share; July 1998, 75,000 at an exercise price of $3.14 per share; and July 2000, 75,000 at an exercise price of $3.66 per share. The stock options expire in July 2007. In the event of a change in control, the Company is obligated to pay Mr. Hagewood his base salary then in effect for a period of 12 months following a notice of termination.

(h) Report on repricing of options and stock appreciation rights.

During the fiscal year ended June 30, 1998, the Company did not amend or adjust the terms of any stock option or stock appreciation right previously awarded to any of the named executive officers.

Item 11. Security ownership of certain beneficial owners and management.

The following table sets forth, as of October 1, 1998, the number of shares of the Company's voting securities beneficially owned by (a) any person (including any "group") who is known by the Company to be the beneficial owner of more than five percent of any class of its voting securities and (b) the percentage of ownership of the outstanding shares of each class represented by such shares.


----------------------- ---------------------------------------- ---------------------------- -----------------------
         (1)                              (2)                                (3)                       (4)
                                   Name and address                   Amount and nature
    Title of class                of beneficial owner              of beneficial ownership     Percentage of class
----------------------- ---------------------------------------- ---------------------------- -----------------------
     Common stock       Kevin Fallon
                        7887 E. Belleview Avenue, Suite 820
                        Englewood, Colorado 80111                       1,529,574(1)                   6.9%
----------------------- ---------------------------------------- ---------------------------- -----------------------

(1) Includes shares underlying 133,334 options exercisable within 60 days of October 1, 1998.

The following table sets forth, as of October 1, 1998, the number of shares of the Company's equity securities beneficially owned by its directors and named executive officers, individually, and by its executive officers and directors as a group, and the percentage of ownership of the outstanding shares of each class represented by such shares. The persons listed below are deemed to be the beneficial owners of shares of underlying options and warrants which are exercisable within 60 days of October 1, 1998.


----------------------- ---------------------------------------- ---------------------------- -----------------------
         (1)                              (2)                                (3)                       (4)
                                   Name and address                   Amount and nature
    Title of class                of beneficial owner              of beneficial ownership     Percentage of class
----------------------- ---------------------------------------- ---------------------------- -----------------------
    Common stock        John Jenkins
                        7887 E. Belleview Avenue, Suite 820
                        Englewood, Colorado 80111                        791,600(1)                    3.6%

     Common stock       Kevin Fallon
                        7887 E. Belleview Avenue, Suite 820
                        Englewood, Colorado 80111                      1,529,574(2)                    6.9%

     Common stock       Douglas H. Kelsall
                        7887 E. Belleview Avenue, Suite 820
                        Englewood, Colorado 80111                        157,600(3)                    --(9)

     Common stock       Larry B. Hagewood
                        7887 E. Belleview Avenue, Suite 820
                        Englewood, Colorado 80111                        115,000(4)                    --(9)

     Common stock       Robert C. Pearson
                        8080 No. Central Expressway
                        Suite 210-LB 59
                        Dallas, Texas 75206                            1,058,635(5)                    4.8%

     Common stock       Robert L. Costello
                        7887 E. Belleview Avenue, Suite 820
                        Englewood, Colorado 80111                         24,000(6)                    --(9)

     Common stock       Rick L. Schleufer
                        7887 E. Belleview Avenue, Suite 820
                        Englewood, Colorado 80111                         11,000(7)                    --(9)

     Common stock       All executive officers and
                        directors as a group                           3,687,409(8)                   16.7%
----------------------- ---------------------------------------- ---------------------------- -----------------------

(1)  Includes 576,500 shares that are issuable upon exercise of stock options.

(2)  Includes 133,334 shares that are issuable upon exercise of stock options.

(3)  Includes 105,000 shares that are issuable upon exercise of stock options.

(4) Represents 115,000 shares issuable upon exercise of stock options.

(5) Represents 1,009,635 shares that are subject to the conversion of the Company's 9% convertible debentures held by two investment funds that are advised by Renaissance Capital Group, and a 25,000 share warrant held by one of those funds. Mr. Pearson has disclaimed beneficial ownership of all of those shares. Includes 24,000 shares issuable upon exercise of stock options held by Mr. Pearson.

(6) Represents shares issuable upon exercise of stock options.


(7) Includes 8,000 shares issuable upon exercise of stock options.

(8) Includes 2,020,469 shares issuable upon exercise of options and warrants and upon conversion of debentures, as described in notes (1) - (8).

(9) Less than one percent.

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

An executive officer who is also a principal stockholder of the Company is an owner of an entity for which the Company performs subcontract work. Billings to the related entity were approximately $1,448,000 and $1,154,000 during the years ended June 30, 1998 and 1997, respectively.

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

3.5  By Laws. (G)

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

10.8 Employment  agreement  dated as of May 5,1997 with Douglas H. Kelsall,  CFO
     (R)

10.9 1997 Stock option and bonus plan.  (R)

10.10 Employment agreement dated July 15, 1997 with Larry B. Hagewood, Vice President. (N)

10.11 Non-Employee Director Stock Option Plan. (O)

10.12 Loan and Security Agreement dated March 27, 1998 with Sirrom Capital Corporation d/b/a Tandem Capital Inc. (O)

21.1 List of Subsidiaries (P).

23.1 Consent of BDO Seidman, LLP to the incorporation by reference of the audited financial statements and their report thereon dated September 21, 1998. (P)

23.2 Consent of BDO Seidman, LLP to the incorporation by reference of the audited financial statements and their report thereon dated September 21, 1998. (Q)

--------------------------------------------------------------------------------
          (A) Incorporated by reference from the Registrant's Form 8-K Current Report dated August 10, 1995.

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

          (P)  Previously filed.

          (Q)  Filed herewith.

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

                             TAVA Technologies, Inc.


                                   Signatures

  Pursuant  to the  requirements  of  Section  13 or  15(d)  of the  Securities
   Exchange Act of 1934, the registrant has caused this Amendment No. 1 to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TAVA Technologies, Inc.



   Date:  October 28, 1998                       By:  /s/ John Jenkins
   -----------------------                          ----------------------------
                                                    John P. Jenkins, President
                                                    and Chief Executive Officer