Form 10-Q
period 1998-09-30
TAVA TECHNOLOGIES INC
filed 1998-11-16
CIK 874263

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         September 30, 1998
                              --------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                       to
                              --------------------------------------------------

Commission File Number             0-19167
                      ----------------------------------------------------------


                             TAVA Technologies, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                      84-1042227
            --------                                      ----------
    (State of incorporation)                   (IRS Employer Identification No.)

  7887 East Belleview Avenue, Suite 820        Englewood, Colorado  80111
  -------------------------------------        ----------------------------
(Address of principal executive offices)        (City)    (State) (Zip code)

                                 (303) 771-9794
                -------------------------------------------------
               (Registrant's telephone number including area code)



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

The number of shares outstanding of the issuer's $0.0001 par value common stock on October 9, 1998 was 22,051,216.

                             TAVA TECHNOLOGIES, INC.



                                    FORM 10-Q



                                Table of contents




Part I  Financial Information                                            Page

     Item 1   Financial Statements                                         3
                The financial information as to September 30, 1998 and 1997 is unaudited. The financial information as to June 1998 is extracted from the Company's Form 10-KSB for the year ended June 30, 1998.

     Item 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

     Item 3   Quantitative and Qualitative Disclosures about Market Risk  14


Part II  Other Information

     Item 1   Legal Proceedings                                           15

     Item 2   Changes in Securities and Use of Proceeds                   15

     Item 3   Defaults Upon Senior Securities                             15

     Item 4   Submission of Matters to a Vote of Security Holders         15

     Item 5   Other Information                                           15

     Item 6   Exhibits and Reports on Form 8-K                            15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           September 30, 1998         June 30, 1998
-------------------------------------------------------------------------------------------------------------------
                  ASSETS (Note 4)                                             (Unaudited)
Current assets:
  Cash                                                                        $ 4,348,000             $ 4,993,000
  Trade accounts receivable, net of allowance for
     doubtful accounts (Note 2)                                                17,893,000              14,901,000
  Costs and estimated earnings in excess of billings
     on uncompleted contracts (Note 3)                                          9,191,000               7,214,000
  Inventories                                                                     200,000                 188,000
  Prepaid expenses and other current assets                                       546,000                 569,000
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                      32,178,000              27,865,000

Property and equipment, at cost, net of accumulated depreciation                2,992,000               2,919,000

Capitalized software costs, net of accumulated amortization                     5,209,000               4,881,000

Other assets:
  Excess of cost over fair value of assets acquired,
     net of accumulated amortization                                            7,761,000               7,915,000
  Investment in unconsolidated affiliate                                          604,000                    --
  Debt issuance costs, net of accumulated amortization                            306,000                 364,000
  Other assets                                                                    252,000                 237,000
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $49,302,000             $44,181,000
-------------------------------------------------------------------------------------------------------------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 4):
       Financial institutions and other                                       $   358,000            $   315,000
       Capital lease obligations                                                  218,000                253,000
     Accounts payable                                                           6,151,000              5,740,000
     Billings in excess of costs and estimated earnings
       on uncompleted contracts (Note 3)                                        2,026,000              1,819,000
     Accrued expenses                                                           3,324,000              2,416,000
------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                 12,077,000             10,543,000

Long-term debt, net of current portion (Note 4):
  Financial institutions and other                                              4,828,000              4,845,000
  Capital lease obligations                                                       443,000                459,000
------------------------------------------------------------------------------------------------------------------
     Total long-term debt                                                       5,271,000              5,304,000

Stockholders' equity (Notes 4 and 6):
  Preferred stock, par value $.0001 per share; authorized
     10,000,000 shares, shares issued and outstanding - none                       --                    --
  Common  stock, par value $.0001 per share;  authorized 200,000,000 shares;
     22,051,216  and  21,991,213   shares  issued  and  outstanding  at
     September 30 and June 30, 1998, respectively                                   2,000                2,000
  Additional paid-in capital                                                   36,339,000           36,165,000
  Accumulated deficit                                                          (4,387,000)          (7,833,000)
-----------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                31,954,000           28,334,000
Total liabilities and stockholders' equity                                    $49,302,000          $44,181,000
-----------------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)






                                                                           Three months ended September 30,
                                                                                 1998             1997
------------------------------------------------------------------------------------------------------------

Revenue:
          Systems integration and services                                  $16,390,000        $11,319,000
          License agreements and software product sales                       3,412,000              --
------------------------------------------------------------------------------------------------------------
Total revenue                                                                19,802,000         11,319,000

Cost of revenue                                                              10,010,000          7,494,000
------------------------------------------------------------------------------------------------------------

Gross profit                                                                  9,792,000          3,825,000

Expenses:
          Sales expenses                                                      1,806,000            827,000
          General and administrative expenses                                 3,919,000          3,151,000
          Amortization of capitalized software costs and goodwill               912,000            276,000
------------------------------------------------------------------------------------------------------------
                                                                              6,637,000          4,254,000

Income (loss) from operations                                                 3,155,000           (429,000)

Other income (expense):
          Equity in earnings of unconsolidated affiliate                        604,000               --
          Interest expense                                                     (278,000)          (165,000)
          Other, net                                                             40,000             19,000
------------------------------------------------------------------------------------------------------------
                                                                                366,000           (146,000)

Income (loss) before income tax expense                                       3,521,000           (575,000)

Income tax expense (Note 5)                                                      75,000               --
------------------------------------------------------------------------------------------------------------

Net income (loss)                                                           $ 3,446,000        $  (575,000)
------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common shareholders (Note 7)                $ 3,446,000        $  (605,000)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Net income (loss) per share (Note 7):
          Basic                                                             $      0.16        $     (0.04)
          Diluted                                                           $      0.14        $     (0.04)
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - basic                           22,039,775         15,030,634
------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - diluted                         24,166,294         15,030,634
------------------------------------------------------------------------------------------------------------








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Three months ended September 30,
                                                                                            1998           1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                        $3,446,000      $ (575,000)
Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation                                                                           227,000         163,000
     Amortization                                                                           916,000         289,000
     Non-cash interest expense                                                               71,000            --
     Allowance for doubtful accounts                                                        362,000          11,000
     Undistributed earnings of unconsolidated affiliate                                    (604,000)           --
Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                                 (3,354,000)       (385,000)
     Costs and estimated earnings in excess of billings on uncompleted contracts         (1,977,000)       (397,000)
     Inventories                                                                            (12,000)        (28,000)
     Prepaid expenses and other assets                                                        8,000         (66,000)
   Increase (decrease) in:
     Accounts payable                                                                       411,000      (2,204,000)
     Accrued expenses and other liabilities                                                 908,000        (327,000)
     Billings in excess of costs and estimated earnings on uncompleted contracts            207,000        (166,000)
---------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                          609,000      (3,685,000)
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Purchase of equipment                                                                (286,000)       (167,000)
      Capitalized software costs                                                         (1,047,000)       (663,000)
---------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                       (1,333,000)       (830,000)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
       Proceeds from issuance of notes and other borrowings                                  11,000         401,000
       Principal payments on notes and other borrowings                                    (121,000)       (558,000)
       Proceeds from the exercise of warrants and options, net of costs                     174,000       4,903,000
       Preferred stock dividend                                                                --           (30,000)
       Deferred financing costs, net                                                         15,000            --
---------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                           79,000       4,716,000
---------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                                (645,000)        201,000

Cash, beginning of period                                                                 4,993,000         907,000
---------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                                      $4,348,000       1,108,000
---------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
    Cash paid for income taxes                                                           $   46,000      $    --
    Cash paid for interest                                                                  190,000         136,000
---------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing and financing activities:
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
    Conversion of debentures to common stock, net of debt issue costs                    $     --        $2,685,000
    Equipment purchased under capital lease and other financing                              14,000          80,000
---------------------------------------------------------------------------------------------------------------------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                   Notes to consolidated financial statements


Note 1.  Interim financial information.

The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1998. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the periods presented. Management believes all such adjustments are of a normal and recurring nature.

The consolidated financial statements include the accounts of TAVA Technologies, Inc. ("TAVA"), Topro Systems Integration, Inc. ("Topro"), Management Design & Consulting Services, Inc. ("Management Design") Advanced Control Technology, Inc. ("Advanced Control"), Vision Engineering Corporation ("Vision"), All
Control Systems, Inc. ("All Control"), TAVA Alabama, Inc. ("TAVA Alabama"), which was formed during October 1997, TAVA Y2k One, Inc. ("TAVA Y2k"), which was formed during January 1998. In addition, the Company owns a 50% interest in TAVA/Beck LLC ("TAVA/Beck") which was formed in May 1998. The Company does not have voting control of TAVA/Beck, and, accordingly, accounts for its investment using the equity method of accounting. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.  Trade accounts receivable.

The following is a summary of trade accounts receivable:



                                              September 30,1998    June 30, 1998
--------------------------------------------------------------------------------
Completed contracts                             $ 3,823,000         $ 4,504,000
Uncompleted contracts                            15,509,000          11,410,000
Retainage                                           228,000             292,000
--------------------------------------------------------------------------------
                                                 19,560,000          16,206,000
Allowance for doubtful accounts                  (1,667,000)         (1,305,000)
--------------------------------------------------------------------------------

Trade accounts receivable, net                  $17,893,000         $14,901,000
--------------------------------------------------------------------------------


Note 3.  Costs and estimated earnings on uncompleted contracts.

The following information is applicable to uncompleted contracts:


                                               September 30,1998   June 30, 1998
--------------------------------------------------------------------------------
Costs incurred on uncompleted contracts         $70,142,000         $56,806,000
Estimated earnings                               26,403,000          19,345,000
--------------------------------------------------------------------------------
                                                 96,545,000          76,151,000
Less billings to date                           (89,380,000)        (70,756,000)
--------------------------------------------------------------------------------

                                                $ 7,165,000         $ 5,395,000
--------------------------------------------------------------------------------

These amounts are included in the accompanying consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of
      billings on uncompleted contracts         $ 9,191,000         $ 7,214,000

Billings in excess of costs and estimated
      earnings on uncompleted contracts          (2,026,000)         (1,819,000)
--------------------------------------------------------------------------------
                                                $ 7,165,000          $5,395,000
--------------------------------------------------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                   Notes to consolidated financial statements


Note 4.  Long-term debt and capital lease obligations.

The following is a summary of the Company's indebtedness at September 30 and June 30, 1998:


Long-term debt:                                                                   September 30, 1998    June 30, 1998
----------------------------------------------------------------------------------------------------------------------
Term note payable to a small business investment  company.  Interest is at 11.5%
per annum,  payable  quarterly.  Principal  due January  2001.  The note, in the principal amount of $4,000,000,  has been discounted by $796,000.  The discount, which is being amortized through January 2001,  represents the value assigned to
155,000 stock purchase  warrants which were granted to the lender.  The value of the discount has been calculated using the  Black-Scholes  option pricing model.
The stock purchase  warrants are  exercisable  through March 2003 to purchase an equal number of common shares for $4.91 per share.  The unamortized  discount at
September 30 and June 30, 1998 was $659,000 and $730,000, respectively. The note
is   collateralized   by  substantially  all  assets  of  the  Company  and  its subsidiaries.  The note  provides for the  granting of up to 270,000  additional stock purchase warrants to purchase an equal number of common shares at the then current  market  price  based upon the  amount of  indebtedness  outstanding  on certain  anniversary dates of the note.  Additional  warrants,  if granted,  are exercisable  as follows:  20,000 at $4.91 per share and 250,000 at the then fair market value per share at the time of grant. All warrants expire five
years after the date of grant.                                                          $3,341,000        $3,270,000

9% convertible  debentures with a small business  investment  fund.  Outstanding borrowings bear interest at 9.0% per annum,  interest  payable  monthly.  If the debentures are not sooner repaid or converted,  monthly  principal  payments are due beginning March 1, 1999 in the amount of 1% of the then remaining  principal amount  outstanding.  The debentures are convertible  into the Company's  common stock  at the  rate of one  share  for  each  $1.50  of  principal.  The loan is collateralized by a second security
position on all the assets of the Company and its subsidiaries.                          1,514,000         1,514,000

Term note  payable  to a finance  institution.  Interest  at 7.5% per  annum, principal and interest  payable  monthly  through  December 1999.  Secured by
financed software.                                                                         165,000           185,000

Four year  promissory  note  bearing  interest  at 8.0% per annum  payable  to a creditor. Monthly payments, including interest, of $6,103 through April
2000.                                                                                      109,000           125,000

Non-interest  bearing  note  payable to  Advanced  Control's  legal  counsel.
Principal  payments  due  monthly.  The  note has  been  discounted  using an
effective interest rate of 10.25%.                                                          57,000            66,000

Capital  lease  obligations  secured by  computer  and  telephone  equipment.
Interest  rates range from 8.6% to 12.6%.  Monthly  payments  are due through
July 2001.                                                                                 661,000           712,000
------------------------------------------------------------------------------ --------------------------------------

Total indebtedness                                                                       5,847,000         5,872,000
           Less current portion                                                            576,000           568,000
------------------------------------------------------------------------------ --------------------------------------
           Long-term portion                                                            $5,271,000        $5,304,000
------------------------------------------------------------------------------ --------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                   Notes to consolidated financial statements



Note 5.  Income taxes.

For the three months ended September 30, 1998, the Company recorded current income tax expense in the amount of $75,000 related to current amounts payable for state income and franchise taxes. At September 30, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $15,000,000 available for Federal income tax purposes. Utilization of a portion of the NOLs is subject to an annual limitation as a result of Internal Revenue Code Section 382.

Note 6.  Stockholders' equity.

During the three months ended September 30, 1998, holders of 43,187 stock options and stock purchase warrants exercised their rights thereunder and received an equal number of shares of the Company's common stock. The Company received proceeds in the amount of $85,500.

During the three months ended September 30, 1998, employees purchased 16,816 shares of the Company's common stock under the 1992 Employees Stock Purchase Plan. The Company received proceeds in the amount of $89,400.

Note 7.  Earnings per share.

The Company calculates earnings per share on a basic and dilutive basis. Basic earnings per share includes no dilution and is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of securities that are common stock equivalents that were outstanding during the period. Common stock equivalents are not included in the calculation of earnings per share when the effect is anti-dilutive.

The following is a reconciliation of the net income (loss) and the number of common shares used in the calculation of earnings (loss) per share for the three month periods ended September 30, 1998 and 1997.


                                                                                  Three months ended
                                                                                     September 30,
                                                                            -------------------------------
                                                                                 1998              1997
-----------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:
  Net income (loss):
      Net income (loss)                                                      $ 3,446,000       $  (575,000)
      Preferred stock dividend                                                        --           (30,000)
-----------------------------------------------------------------------------------------------------------
      Net income (loss) available to common stockholders                     $ 3,446,000       $  (605,000)
-----------------------------------------------------------------------------------------------------------
  Number of shares:
      Weighted average common shares outstanding                              22,039,775        15,030,634
-----------------------------------------------------------------------------------------------------------
  Basic per share amounts                                                    $      0.16       $     (0.04)
-----------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
  Net income (loss):
      Net income (loss)                                                      $ 3,446,000       $  (575,000)
      Interest expense on convertible debt                                        34,000                --
      Preferred stock dividend                                                        --           (30,000)
-----------------------------------------------------------------------------------------------------------
      Net income (loss) available to common stockholders, as adjusted        $ 3,480,000       $  (605,000)
-----------------------------------------------------------------------------------------------------------
  Number of shares:
-----------------------------------------------------------------------------------------------------------
      Weighted average common shares outstanding                              22,039,775        15,030,634
      Incremental shares upon exercise of stock options                          974,268               --
      Incremental shares upon exercise of stock purchase warrants                142,616               --
      Incremental shares upon conversion of debentures                         1,009,635               --
-----------------------------------------------------------------------------------------------------------
      Weighted average common shares and assumed conversions outstanding      24,166,294        15,030,634
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
  Diluted per share amounts                                                  $      0.14       $     (0.04)
-----------------------------------------------------------------------------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                   Notes to consolidated financial statements


The following were not included in the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.


                                                                   Three months ended September 30,
                                                                         1998              1997
----------------------------------------------------------------------------------------------------
Number of equivalent common shares:
  Incremental shares upon exercise of stock options                     766,000          1,579,634
  Incremental shares upon exercise of stock purchase warrants           159,800            713,300
  Incremental shares upon conversion of debentures                         --            1,934,402
  Incremental shares upon conversion of preferred shares                   --            1,333,340
----------------------------------------------------------------------------------------------------

                             TAVA TECHNOLOGIES, INC.


                           Forward-looking statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Act and Section 21E of the 1934 Act. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include those discussed in the Company's Form 10-KSB/A No. 1 for year ended June 30, 1998, to which reference should be made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of operations for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

During late June 1997, the Company announced its plans to develop its Plant Y2kOneTM suite of products and services. During the ensuing two quarters, the Company expended considerable time and resources to plan and develop these products. They became widely available for sale during the third quarter of the fiscal year ended June 30, 1998. Sales of these products and services increased appreciably during both the fourth quarter of the fiscal year ended June 30, 1998 and the current fiscal quarter. As a consequence of the manpower and resources that were expended to develop and introduce Plant Y2kOneTM products, meaningful comparisons of the changes in the Company's operating results from its fiscal quarters ended September 30, 1998 and 1997 are difficult to make.

During the quarter ended September 30, 1998, the Company realized net income in the amount of $3,446,000. This compares to a net loss in the amount of $575,000 for the corresponding quarter of the preceding year. The significant increase in the results of operations was primarily attributed to the addition of sales of Plant Y2kOneTM products and services. These sales, in the amount of $13,854,000 during the current quarter, carry a significantly higher gross margin than that achieved in the Company's core systems integration business. No sales of Plant Y2kOneTM products or services were recorded in the fiscal quarter ended September 30, 1997. Total revenue increased by 75% to $19,802,000 from $11,319,000 for the corresponding quarter of the preceding year. Gross margin increased this quarter to 49% of sales from 38% for the corresponding quarter of the previous year. Management believes that gross margins will continue in the current range while sales of Plant Y2kOneTM products and services continue to make a significant contribution.

Selling, general and administrative expenses increased by 56% during the current quarter to $6,637,000 from $4,254,000 during the 1997 quarter. The increase is attributable to the addition of new employees, the opening of four new offices and a general increase in business activity in preparation for the introduction of the Company's Plant Y2kOneTM products. Of the $2,383,000 increase in operating expenses, $979,000 was attributable to the development of a national sales and marketing department and expenses incurred for the introduction of the Company's Plant Y2kOneTM product suite. Additionally, amortization accounted for $636,000 of the increase. Amortization associated with its Plant Y2kOneTM capitalized software development costs was $581,000 during the current quarter. Management believes that operating costs will continue to increase but will decrease as a percentage of revenue in the near-term.

                             TAVA TECHNOLOGIES, INC.


Other income and expense includes the Company's 50% share of the equity earnings of TAVA/Beck, LLC, which was formed during May 1998. TAVA/Beck performs year 2000 consulting and other services to the electrical utility industry on a national basis. Interest expense increased by $113,000 to $278,000 during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. This increase was attributable to a combination of debt principal bearing a higher average interest rate during the current quarter and the conversion of debt principal to common stock, which occurred during the first two months of the 1997 quarter.

For the current quarter, the Company recorded a provision for state income and franchise taxes in the amount of $75,000 for taxable income in states which do not permit the filing of a consolidated income tax return. The Company recorded no provision for Federal income taxes as a result of the utilization of net operating loss carryforwards ("NOLs"). At September 30, 1998, the Company had NOLs of approximately $15,000,000 available for Federal income tax purposes. Utilization of a portion of the NOLs is subject to an annual limitation as a result of Internal Revenue Code Section 382.

The Company capitalizes the cost of developing software products which have achieved technological feasibility, but are not yet ready for sale to customers, when it believes there is a market for future use of the technology or when enhancements are made to existing software products. During the quarter ended September 30, 1998, the Company capitalized $1,012,000 of software development costs related to its Plant Y2kOneTM products. The Company is amortizing the cost associated with the development of Plant Y2kOneTM through December 1999.

Liquidity and capital resources at September 30, 1998.

At September 30, 1998, the Company's working capital was $20,101,000, an increase of $2,779,000 from June 30, 1998. The increase is primarily the result of increases of $2,992,000 in costs and estimated earnings in excess of billings on uncompleted contracts (unbilled accounts receivable) and $1,977,000 in trade accounts receivable. This was offset by increases of $411,000 in accounts payable, $207,000 in billings in excess of costs and estimated earnings on uncompleted contracts and $908,000 in other accrued expenses. The significant increase in trade accounts receivable and unbilled accounts receivable is a consequence of continued, significant growth of the Company's Plant Y2kOneTM products and services. Management continues to review the Company's accounts receivable for collectibility and believes reserves for potential uncollectible accounts are adequate. During the current quarter, the Company increased its allowance for doubtful accounts by $362,000 primarily as a result of the increased level of accounts receivable.

The Company anticipates that accounts receivable will grow significantly during this current fiscal year due to the continued growth of its business. Management believes that accounts receivable growth can be financed by cash on hand, establishing new short-term credit facilities and anticipated positive cash flow from operations. In the event that the Company is not successful in arranging new credit facilities or generating cash flow from operations, it may need to curtail its anticipated growth.

One of the Company's subsidiaries has received preliminary approval from and continues to negotiate with a bank for a revolving line of credit in the amount of $3,000,000. Advances, if any, on this line of credit will be used for working capital purposesod the subsidiary, primarily to fund the subsidiary's accounts receivable position.

Cash flow.

For the quarter ended September 30, 1998, the Company's cash position decreased by $645,000. Cash flow provided by operations during the current quarter was $609,000. This compares to negative operating cash flow in the amount of $3,685,000 during the corresponding quarter of the previous year. This significant improvement is primarily the result of the Company's increased profitability.
                                       11

                             TAVA TECHNOLOGIES, INC.


Cash used in investing activities during the current quarter was $1,333,000 and represented an increase of $503,000 or 61% over the 1997 quarter. This increase is primarily attributable to costs of $1,012,000 incurred in the development and enhancement of the Company's Plant Y2kOne.TM products.

Cash provided by financing activities during the current quarter was $79,000 as compared to $4,716,000 provided during the 1997 quarter. This decrease from the prior year is primarily due to the significant cash generated from the exercise of stock options and stock purchase warrants during the 1997 quarter.

Capital expenditures.

The Company is continuing with the implementation and installation of a project accounting and financial and operational reporting system. As of September 30, 1998, the Company has capitalized total costs of $433,000, which includes $125,000 capitalized during the current quarter. In addition, the Company has commitments of approximately $150,000 during the remainder of fiscal 1999 to complete the installation of this project. The Company has no other material commitments for capital expenditures.

Impact of recently issued accounting standards.

Effective July 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" which modifies the revenue recognition criteria for software products and supersedes Statement of Position 97-1, "Software
Revenue Recognition." This statement requires, among other things, that the individual elements of a contract for the sale of software products be identified and accounted for separately. The effect of the adoption of this pronouncement was not material to the Company's revenue or cost of revenue recognized for the quarter ended September 30, 1998.

Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information." Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The additional disclosures required by Statement 131 are effective for annual financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Statement 131 will not affect the Company's financial position or its reuslts of operations.

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

                             TAVA TECHNOLOGIES, INC.



Internal  hardware  and  software.  During the past 18 months,  the  Company has replaced or added new equipment to its inventory of network and systems computers. The Company has committed approximately $1,300,000 for this hardware replacement, which has been financed with its cash resources and with lease financing. This hardware includes the Company's organization-wide network system and servers, telephone systems and personal computer equipment. The Company has tested Year 2000 compliance on new hardware as it has been accepted. In addition, the Company has contracted for the replacement of its organization-wide accounting and management information computer software. This new software will operate the Company's accounting and operational information systems and will be functional at each of its facility locations. The vendor has warranted that the software is Year 2000 compliant. Customization of the software has been completed and staff training has begun. It is estimated that the system will be installed and functional by January 1999. The cost of this system is expected to be approximately $600,000 including software, hardware and implementation expense. The primary purpose of acquiring this system is to provide improved functionality in the area of consolidated financial reporting, financial project control and management reporting. In addition, the Company is reviewing its telecommunication systems and analyzing various options to purchase and install a central telecommunication system that would provide increased functionality associated with multiple office communication requirements. This evaluation is expected to be complete by December 1998 with a resulting installation expected by April 1999. Until this evaluation is complete, it is not possible to estimate costs associated with a new telecommunication system. However, it is not anticipated that this program will be a material capital expenditure. Management intends to develop a contingency plan by March 31, 1999 if the planned implementation program is delayed.

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

Year 2000 compliance services and products and remediation services. In late June 1997, TAVA launched a major business initiative to address Year 2000 compliance problems in process control, factory automation and facility management systems. The Company determined that addressing the Year 2000 issue in these systems was a logical extension of its current business. The Company developed a proprietary package of products and services, Plant Y2kOneTM, as the foundation of its approach. PlantY2kOneTM includes a methodology, system inventory suppot tool, access to a Company developed database of Year 2000 compliance information, specific code search engines and a remediation project management tool, all packaged on CD ROM.

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

                             TAVA TECHNOLOGIES, INC.


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

Item 3. Quantitative and qualitative disclosures about market risk.

         Not applicable

                            TAVA TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

Item 1.  Legal proceedings

         Not applicable

Item 2.  Changes in securities and use of proceeds.

              Not applicable.

Item 3.  Defaults upon senior securities.

              Not applicable.

Item 4.  Submission of matters to a vote of security holders.

                  Not applicable.

Item 5.  Other information.

                  Not applicable.

Item 6.  Exhibits and reports on Form 8-K

              a)  Exhibits.
                    3.1      Restated Articles of Incorporation. (A)
                    3.2      Amendment to Articles of Incorporation. (B)
                    3.3      Amendment to Articles of Incorporation re:
                              Name change. (C)
                    3.4      Bylaws. (D)
                    27       Financial Data Schedule.
--------------------------------------------------------------------------------

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

                  b) Reports on Form 8-K.

                    During the quarter covered by this report, the Company filed the Current Report on Form 8-K listed below, which reported information pursuant to Item 5, "Other Events." No financial statements were filed or required to be filed with this report.

                           Form 8-K dated and filed September 23, 1998.

                             TAVA TECHNOLOGIES, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TAVA Technologies, Inc.
                                          (Registrant)



Date: November 13, 1998                   /s/  John Jenkins
                                          --------------------------------------
                                          John Jenkins
                                          Chairman of the Board,
                                          President and Chief Executive Officer




Date: November 13, 1998                   /s/  Douglas H. Kelsall
                                          --------------------------------------
                                          Douglas H. Kelsall
                                          Chief Financial Officer and Secretary



 Date: November 13, 1998                  /s/  Robert C. Ogden
                                          --------------------------------------
                                          Robert C. Ogden
                                          Corporate Controller and
                                          Chief Accounting Officer