Form 10-Q
period 1998-12-31
TAVA TECHNOLOGIES INC
filed 1999-02-16
CIK 874263

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             December 31, 1998
                              --------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                    to
                              --------------------------------------------------

Commission File Number                         0-19167
                       ---------------------------------------------------------



                             TAVA Technologies, Inc.
             (Exact name of registrant as specified in its charter)

      Colorado                                        84-1042227
      --------                                        ----------
(State of incorporation)                            (IRS Employer
                                                  Identification No.)


  7887 East Belleview Avenue, Suite 820         Englewood, Colorado  80111
----------------------------------------     -----------------------------------
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

                                    YES X   NO
                                       --     --

The number of shares outstanding of the issuer's $0.0001 par value common stock on February 1, 1999 was 22,207,716.

Transitional Small Business Disclosure format (check one):

                                    YES    NO
                                        --     --

                             TAVA TECHNOLOGIES, INC.



                                    FORM 10-Q



                                Table of contents




Part I  Financial Information                                            Page

     Item 1   Financial Statements                                          3
                The financial information as to December 31, 1998 and 1997 is unaudited. The financial information as to June
                1998 is extracted from the Company's Form 10-KSB for the year ended June 30, 1998.

     Item 2   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        12

     Item 3   Quantitative and Qualitative Disclosures about Market Risk   17


Part II  Other Information

     Item 1   Legal Proceedings                                            17

     Item 2   Changes in Securities and Use of Proceeds                    17

     Item 3   Defaults Upon Senior Securities                              18

     Item 4   Submission of Matters to a Vote of Security Holders          18

     Item 5   Other Information                                            18

     Item 6   Exhibits and Reports on Form 8-K                             18

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31, 1998   June 30, 1998
-----------------------------------------------------------------------------------------------------
               ASSETS (Note 5)                                       (Unaudited)
Current assets:
  Cash                                                              $ 7,505,000          $ 4,993,000
  Trade accounts receivable, net of allowance for
    doubtful accounts (Note 2)                                       22,037,000           14,901,000
  Costs and estimated earnings in excess of billings
    on uncompleted contracts (Note 3)                                12,230,000            7,214,000
  Inventories                                                           198,000              188,000
  Prepaid expenses and other current assets                             705,000              569,000
  Deferred income taxes (Note 6)                                        580,000                   --
-----------------------------------------------------------------------------------------------------
    Total current assets                                             43,255,000           27,865,000

Property and equipment, at cost, net of accumulated depreciation      3,441,000            2,919,000

Capitalized software costs, net of accumulated amortization           4,493,000            4,881,000

Other assets:
  Excess of cost over fair value of assets acquired,
    net of accumulated amortization                                   7,605,000            7,915,000
  Investment in unconsolidated affiliate (Note 4)                     1,071,000                   --
  Debt issuance costs, net of accumulated amortization                  239,000              364,000
  Other assets                                                          234,000              237,000
-----------------------------------------------------------------------------------------------------

Total assets                                                        $60,338,000          $44,181,000
-----------------------------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 5)                                           $ 1,700,000          $        --
  Current portion of long-term debt (Note 5)                            986,000              568,000
  Accounts payable                                                    6,270,000            5,740,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts (Note 3)                                 4,407,000            1,819,000
  Accrued expenses                                                    3,526,000            2,416,000
  Income taxes payable (Note 6)                                         598,000                   --
-----------------------------------------------------------------------------------------------------
    Total current liabilities                                        17,487,000           10,543,000

Long-term debt, net of current portion (Note 5)                       4,847,000            5,304,000
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                    22,334,000           15,847,000

Stockholders' equity (Note 5):
  Preferred stock, par value $.0001 per share; authorized
    10,000,000 shares, shares issued and outstanding - none                  --                   --
  Common  stock, par value $.0001 per share; authorized 200,000,000 shares; 22,151,533 and 21,991,213  shares issued and outstanding
    December 31 and June 30, 1998, respectively                           2,000                2,000
  Additional paid-in capital                                         36,488,000           36,165,000
  Retained earnings (deficit)                                         1,514,000           (7,833,000)
-----------------------------------------------------------------------------------------------------
    Total stockholders' equity                                       38,004,000           28,334,000

Total liabilities and stockholders' equity                          $60,338,000          $44,181,000
-----------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of the consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                  Three months ended           Six months ended
                                                                     December 31,                 December 31,
                                                                   1998          1997         1998            1997
-------------------------------------------------------------------------------------------------------------------------
Revenue:
   Systems integration and services                            $25,143,000   $10,484,000     $41,533,000     $21,803,000
   License agreements and software sales                         4,744,000            --       8,156,000              --
-------------------------------------------------------------------------------------------------------------------------
Total revenue                                                   29,887,000    10,484,000      49,689,000      21,803,000

Cost of revenue                                                 15,435,000     6,807,000      25,445,000      14,595,000
-------------------------------------------------------------------------------------------------------------------------

Gross profit                                                    14,452,000     3,677,000      24,244,000       7,208,000

Expenses:
  Sales expenses                                                 2,287,000     1,177,000       4,093,000       2,004,000
  General and administrative expenses                            5,546,000     2,746,000       9,465,000       5,592,000
  Amortization of capitalized software and goodwill              1,029,000       258,000       1,941,000         546,000
-------------------------------------------------------------------------------------------------------------------------
                                                                 8,862,000     4,181,000      15,499,000       8,142,000

Income (loss) from operations                                    5,590,000      (504,000)      8,745,000        (934,000)

Other income (expense):
  Equity in earnings of unconsolidated affiliate                   467,000           --        1,071,000              --
  Interest expense                                                (239,000)     (150,000)       (517,000)       (315,000)
  Other                                                              8,000        73,000          48,000          93,000
-------------------------------------------------------------------------------------------------------------------------
                                                                   236,000       (77,000)        602,000        (222,000)

Income (loss) before income taxes                                5,826,000      (581,000)      9,347,000      (1,156,000)

Income tax expense (benefit)  (Note 6)                             (75,000)           --              --              --
-------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                               $5,901,000    $(581,000)     $ 9,347,000     $(1,156,000)
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common shareholders (Note 7)    $5,901,000    $(611,000)     $ 9,347,000     $(1,214,000)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share (Note 7):
   Basic                                                             $0.27       $(0.04)           $0.42          $(0.08)
   Diluted                                                           $0.25       $(0.04)           $0.39          $(0.08)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - basic              22,129,679   17,110,148       22,084,727      16,070,391
-------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - diluted            23,994,928   17,110,148       24,113,980      16,070,391
-------------------------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of the consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six months ended December 31,
                                                                                          1998           1997
------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net income (loss)                                                                     $9,347,000      $(1,156,000)
Adjustments to reconcile net income (loss) to net cash from operating activities:
  Depreciation                                                                           473,000          331,000
  Amortization of  goodwill and capitalized software costs                             1,941,000          546,000
  Non-cash interest expense                                                              141,000               --
  Allowance for doubtful accounts                                                        858,000          246,000
  Undistributed earnings of unconsolidated affiliate                                  (1,071,000)              --
  Gain on sale of fixed assets                                                                --          (15,000)
  Deferred income taxes                                                                 (580,000)              --
Changes in operating assets and liabilities:
 (Increase) decrease in:
  Sale of accounts receivable                                                          2,058,000               --
  Accounts receivable                                                                (10,052,000)      (2,957,000)
  Costs and estimated earnings in excess of billings on uncompleted contracts         (5,016,000)      (1,183,000)
  Other assets                                                                          (143,000)        (391,000)
 Increase (decrease) in:
  Accounts payable                                                                       530,000         (585,000)
  Billings in excess of costs and estimated earnings on uncompleted contracts          2,588,000          346,000
  Accrued expenses and other liabilities                                               1,110,000         (238,000)
  Income taxes payable                                                                   598,000               --
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                     2,782,000       (5,056,000)
------------------------------------------------------------------------------------------------------------------

Cash flow from investing activities:
  Capitalized software costs                                                          (1,146,000)      (1,842,000)
  Purchase of equipment                                                                 (937,000)        (277,000)
  Proceeds from the sale of property and equipment                                            --          873,000
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                    (2,083,000)      (1,246,000)
------------------------------------------------------------------------------------------------------------------

Cash flow from financing activities:
  Borrowings under line of credit                                                      1,700,000               --
  Principal payments on notes and other borrowings                                      (238,000)      (1,406,000)
  Proceeds from the exercise of warrants and options, net of costs                       323,000        5,141,000
  Proceeds from the sale of common stock, net of offering costs                               --        4,826,000
  Preferred stock dividend                                                                    --          (58,000)
  Other                                                                                   28,000          (51,000)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                     1,813,000        8,452,000
------------------------------------------------------------------------------------------------------------------

Increase in cash                                                                       2,512,000        2,150,000

Cash, beginning of period                                                              4,993,000          907,000
------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                                  $ 7,505,000      $ 3,057,000
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
--------------------------------------------------------------------------------------------------------------------
  Cash paid for income taxes                                                         $    42,000      $        --
  Cash paid for interest                                                                 362,000          288,000
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing and financing activities:
--------------------------------------------------------------------------------------------------------------------
  Conversion of long-term debentures to common stock                                 $        --      $ 2,685,000
  Equipment purchased under long-term capital leases                                      58,000          109,000
--------------------------------------------------------------------------------------------------------------------


         The accompanying notes are an integral part of the consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                   Notes to consolidated financial statements



Note 1.  Interim financial information.

The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1998. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1998 and the results of operations and cash flows for the periods presented. Management believes all such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

The consolidated financial statements include the accounts of TAVA Technologies, Inc. ("TAVA"), Topro Systems Integration, Inc. ("Topro"), Management Design & Consulting Services, Inc. ("Management Design"), Advanced Control Technology, Inc. ("Advanced Control"), Vision Engineering Corporation ("Vision"), All Control Systems, Inc. ("All Control"), TAVA Alabama, Inc. ("TAVA Alabama"), TAVA Y2kOne, Inc. ("TAVA Y2k"). TAVA Y2k was formed in October 1997 and TAVA Alabama was formed in January 1998. In addition, the Company owns a 50% interest in TAVA/Beck LLC ("TAVA/Beck") which was formed in May 1998. The Company does not have voting control of TAVA/Beck, and, accordingly, accounts for its investment using the equity method of accounting.

Reclassifications   have  been  made  to  the  accompanying   1997  consolidated
statements of operations and cash flows to conform to the current year presentation.


Note 2.  Trade accounts receivable.

The following is a summary of trade accounts receivable:

                                         December 31, 1998      June 30, 1998
--------------------------------------------------------------------------------
Completed contracts                       $ 1,759,000             $ 4,504,000
Uncompleted contracts                      22,078,000              11,410,000
Retainage                                     363,000                 292,000
--------------------------------------------------------------------------------
                                           24,200,000              16,206,000
Allowance for doubtful accounts            (2,163,000)             (1,305,000)
--------------------------------------------------------------------------------

Trade accounts receivable, net            $22,037,000             $14,901,000
--------------------------------------------------------------------------------


Note 3.  Costs and estimated earnings on uncompleted contracts.

The following information is applicable to uncompleted contracts:

                                         December 31, 1998      June 30, 1998
--------------------------------------------------------------------------------
Costs incurred on uncompleted contracts   $ 80,464,000            $56,806,000
Estimated earnings                          23,437,000             19,345,000
--------------------------------------------------------------------------------
                                           103,901,000             76,151,000
Billings to date                           (96,078,000)           (70,756,000)
--------------------------------------------------------------------------------
                                          $  7,823,000            $ 5,395,000
--------------------------------------------------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                   Notes to consolidated financial statements



These amounts are included in the accompanying consolidated balance sheets under the following captions:

--------------------------------------------------------------------------------
Costs and estimated earnings in excess of billings
  on uncompleted contracts                            $ 12,230,000   $ 7,214,000

Billings in excess of costs and estimated earnings
  on uncompleted contracts                              (4,407,000)  (1,819,000)
--------------------------------------------------------------------------------

                                                       $ 7,823,000   $ 5,395,000
--------------------------------------------------------------------------------

Costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1998 includes an amount which is the subject of a dispute and litigation between one of the Company's subsidiaries, All Control, and a customer. The dispute arises from certain change orders and other contractual matters. The change orders were made at the request of the customer. In the opinion of management and legal counsel, the Company has a legal right to file the claim and it is reasonable to assert that the Company will succeed in its efforts to prevail in this matter, although it is impossible to predict the final outcome of this dispute and litigation. Revenue from the disputed contract is only recognized to the extent that contract costs relating to the claim have been incurred. During the quarter ended December 31, 1998, the customer added TAVA as a party to the litigation.


Note 4.  Equity investment in TAVA/Beck.

The following is a summary of selected financial information for the Company's equity affiliate, TAVA/Beck, as of and for the six months ended December 31, 1998:


--------------------------------------------------------------------------------
Current assets                                                    $ 5,328,000
Non-current assets                                                    170,000
Current liabilities                                                (3,237,000)
Non-current liabilities                                              (118,000)
--------------------------------------------------------------------------------
Members' equity                                                   $ 2,143,000
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Revenue                                                           $11,193,000
Gross profit                                                        7,013,000
Income from continuing operations                                   1,944,000
Net income                                                          1,944,000
Net income - TAVA                                                   1,071,000
Net income - R.W. Beck                                            $   873,000
--------------------------------------------------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                   Notes to consolidated financial statements



Note 5. Line of credit, debt and capital lease obligations.

The following is a summary of the Company's indebtedness at:
                                                                                  December 31,         June 30,
                                                                                      1998               1998
------------------------------------------------------------------------------------------------------------------
Line of credit:
------------------------------------------------------------------------------------------------------------------
$3,000,000  revolving  line of  credit  pursuant  to a loan  agreement  with a commercial  bank,  collateralized  by  substantially  all  assets of TAVA Y2k, interest  payable  monthly  at the  prime  rate(1)  plus 1/2% per  annum.  Any
outstanding balance is due in December 1999.                                        $ 1,700,000         $      --
------------------------------------------------------------------------------------------------------------------

Debt and capital lease obligations:
------------------------------------------------------------------------------------------------------------------
Term note payable to a small business investment  company.  Interest is at 11.5%
per annum  through June 1999,  12.5% per annum  thereafter,  payable  quarterly.
Principal  payments of $250,000  due June and December  1999,  balance due March
2000. The note, in the principal  amount of $4,000,000,  has been  discounted by
$796,000. The discount,  which is being amortized through March 2000, represents the value assigned to 155,000 stock purchase warrants, which were granted to the lender.  The value of the discount has been calculated  using the  Black-Scholes option pricing model. The stock purchase warrants are exercisable  through March
2003 to  purchase  an equal  number of common  shares for $4.91 per  share.  The
unamortized   discount  at  December  31,  1998  was   $589,000.   The  note  is
collateralized  by substantially all assets of the Company and its subsidiaries.
The note provides for the granting of up to 270,000  additional  stock  purchase warrants to purchase an equal number of common shares at the then current market price based upon the amount of indebtedness outstanding on certain future dates.
Accordingly, the Company granted 20,000 additional warrants on December 31, 1998 which are  exercisable  to purchase an equal  number of common  shares for $6.25 through  December  2003. If any of the debt remains  outstanding in June 1999 or
March 2000, a  proportionate  number of 125,000 stock purchase  warrants will be granted at each of those times to purchase an equal  number of common  shares at the then fair market value of the common stock.  All warrants  expire five years
after the date of grant.                                                              3,411,000          3,270,000

9% convertible  debentures with a small business  investment  fund.  Outstanding borrowings bear interest at 9.0% per annum,  interest  payable  monthly.  If the debentures are not sooner redeemed or converted,  monthly principal payments are due beginning June 1, 1999 in the amount of 1% of the then  remaining  principal amount  outstanding.  The debentures are convertible  into the Company's  common stock  at the  rate of one  share  for  each  $1.50  of  principal.  The loan is collateralized by a second security position on all the assets of
the Company and its subsidiaries.                                                     1,514,000          1,514,000

Other promissory note indebtedness                                                      270,000            376,000

Capital lease obligations secured by computer and telephone equipment                   638,000            712,000
-------------------------------------------------------------------------------------------------------------------
Total indebtedness                                                                    5,833,000          5,872,000
     Less current portion                                                               986,000            568,000
-------------------------------------------------------------------------------------------------------------------
     Long-term portion                                                             $  4,847,000         $5,304,000
-------------------------------------------------------------------------------------------------------------------

(1)  At December 31, 1998, the prime rate of interest was 7.75% per annum.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                   Notes to consolidated financial statements



Other financing

R.W. Beck and TAVA each owns a 50% equity interest in TAVA/Beck LLC, with R.W. Beck having voting control. The Company guarantees, in proportion to its interest, TAVA/Beck's debt payable to R.W. Beck.

In December 1998, the Company entered into an accounts receivable factoring program with a commercial bank. As of December 31, 1998, the Company had factored $2,058,000 of its receivables. The Company has accounted for the receivable factoring as a sale, and accordingly, has reduced its accounts receivable in the amount of $2,058,000. Under the factoring agreement, the receivables are discounted at an interest rate of 9.75% per annum over the period from sale to collection of the receivables.


Note 6.  Income taxes.

For the six months ended December 31, 1998, income tax expense (benefit) was comprised of the following:

  Current                                                           $  580,000
  Deferred                                                            (580,000)
--------------------------------------------------------------------------------
                                                                    $      --
--------------------------------------------------------------------------------

In recognizing a deferred tax asset, management believes that it is more likely than not that the deferred tax asset will be realized.

A reconciliation of the Federal statutory tax rate of 34% and the Company's effective tax rate of 0% for the six months ended December 31, 1998 is as follows:

  Income tax benefit (expense) computed at the
    Federal statutory rate                                       $ (3,178,000)
  Compensation deduction related to exercise of
    non-qualified stock options                                       409,000
  Non-deductible goodwill amortization                               (125,000)
  State income and franchise taxes, net of Federal
    tax benefit                                                      (388,000)
  Net change in deferred items                                       (580,000)
  Change in effective income tax rate                                 430,000
  Change in valuation allowance                                     3,212,000
  Other, net                                                          220,000
------------------------------------------------------------------------------
                                                                 $         --
------------------------------------------------------------------------------

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Cumulative temporary differences and tax loss carryforwards at December 31, 1998 are as follows:

--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
 Net operating loss carry forwards                                  $ 3,715,000
 Accounts receivable                                                    870,000
 Accrued items, deductible when paid for tax purposes                   201,000
 Other, net                                                               5,000
 Capitalized software costs                                          (1,806,000)
 Property and equipment                                               ( 101,000)
--------------------------------------------------------------------------------
Total                                                                 2,884,000
Less valuation allowance                                             (2,304,000)
--------------------------------------------------------------------------------

Net deferred tax asset (liability)                                  $   580,000
--------------------------------------------------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                   Notes to consolidated financial statements



At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $9,000,000 available for Federal income tax purposes that expire through the year 2019. Utilization of a portion of the NOLs is subject to an annual limitation as a result of Internal Revenue Code Section 382.

Note 7.  Earnings per share.

The Company calculates earnings per share on a basic and diluted basis. Basic earnings per share includes no dilution and is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of securities that are common stock equivalents that were outstanding during the period. Common stock equivalents are not included in the calculation of earnings per share when the effect is anti-dilutive.

The following is a reconciliation of the net income (loss) and the number of common shares used in the calculation of earnings (loss) per share for the three and six month periods ended December 31, 1998 and 1997.

                                                              Three months ended            Six months ended
                                                                  December 31,                 December 31,
                                                               1998           1997         1998           1997
----------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:
  Net income (loss):
    Net income (loss)                                          $5,901,000    $ (581,000)    $9,347,000    $(1,156,000)
    Preferred stock dividend                                           --       (30,000)           --         (58,000)
----------------------------------------------------------------------------------------------------------------------
    Net income (loss) available to common
      stockholders, as adjusted                                $5,901,000    $ (611,000)    $9,347,000    $(1,214,000)
----------------------------------------------------------------------------------------------------------------------
  Number of shares:
    Weighted average common shares outstanding                 22,129,679    17,110,148     22,084,727     16,070,391
----------------------------------------------------------------------------------------------------------------------
  Basic earnings (loss) per share                                   $0.27        $(0.04)         $0.42         $(0.08)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
  Net income (loss):
    Net income (loss)                                          $5,901,000     $(581,000)    $9,347,000    $(1,156,000)
    Interest expense on convertible debt                           34,000            --         69,000             --
    Preferred stock dividend                                           --       (30,000)            --        (58,000)
----------------------------------------------------------------------------------------------------------------------
    Net income (loss) available to common
      stockholders, as adjusted                                $5,935,000     $(611,000)    $9,416,000    $(1,214,000)
----------------------------------------------------------------------------------------------------------------------
  Number of shares:
    Weighted average common shares outstanding                 22,129,679    17,110,148     22,084,727     16,070,391
    Incremental shares upon exercise of stock
      options                                                     770,626           --         906,024             --
    Incremental shares upon exercise of stock
      purchase warrants                                            84,988           --         113,594             --
    Incremental shares upon conversion of
      debentures                                                1,009,635           --       1,009,635             --
----------------------------------------------------------------------------------------------------------------------
    Weighted average common shares and
      assumed conversions outstanding                          23,994,928    17,110,148     24,113,980     16,070,391
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
  Diluted earnings (loss) per share                                 $0.25        $(0.04)         $0.39         $(0.08)
----------------------------------------------------------------------------------------------------------------------

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                   Notes to consolidated financial statements



The following were not included in the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.


                                                              Three months ended            Six months ended
                                                                  December 31,                 December 31,
                                                               1998           1997         1998           1997
----------------------------------------------------------------------------------------------------------------------
Number of equivalent common shares:
   Shares upon exercise of stock options                       760,000       2,798,345     410,000       2,798,345
   Shares upon exercise of stock
      purchase warrants                                        274,800       1,355,557     274,800       1,355,557
   Shares upon conversion of debentures                             --       1,790,433          --       1,790,433
   Shares upon conversion of preferred shares                       --       1,333,340          --       1,333,340
----------------------------------------------------------------------------------------------------------------------

                             TAVA TECHNOLOGIES, INC.



                           Forward-looking statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Act and Section 21E of the 1934 Act. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include those discussed in the Company's Form 10-KSB/A No. 1 for the year ended June 30, 1998, to which reference should be made. The Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations for the three months ended December 31, 1998 compared to the three months ended December 31, 1997.

During June 1997, the Company announced its plans to develop its Plant Y2kOneTM suite of products and services. During the ensuing two quarters, the Company expended considerable time and resources to plan and develop these products. They became widely available for sale during the third quarter of the fiscal year ended June 30, 1998. Sales of these products and services have increased appreciably since that time. As a consequence of the manpower and resources that were expended to develop and introduce the Plant Y2kOneTM products, meaningful comparisons of the changes in the Company's operating results from its fiscal quarters ended December 31, 1998 and 1997 are difficult to make.

During the quarter ended December 31, 1998, the Company had net income in the amount of $5,901,000, compared to a net loss in the amount of $581,000 for the corresponding quarter of fiscal 1998. Revenue increased by $19,403,000 or 185% to $29,887,000 for the quarter ended December 31, 1998 compared to the same quarter of the preceding year. The growth in revenue is primarily attributed to sales of the Company's Plant Y2kOneTM products and services. Sales of these products and services were approximately $22,130,000 during the current quarter with minimal sales in the corresponding quarter of the preceding year. The gross margin during the quarter ended December 31, 1998 improved to 48% compared to 35% for the comparable period of the preceding year. Plant Y2kOneTM revenue is very labor intensive, with a considerably smaller portion of revenue derived from the resale of material and other lower margin non-labor elements, as compared to core system integration services revenue. Software product and license fee sales were $4,744,000 during the current quarter. These sales also contribute greater margins than revenue from core systems integration services. Management anticipates that gross margins will remain at these levels during the next several quarters.

Operating expenses increased by $4,681,000 to $8,862,000 for the quarter ended December 31, 1998 compared to the corresponding quarter of the preceding year. The increase is primarily attributable to higher sales and other administrative expenses, incurred to support growing operations. As a percentage of revenue, sales, marketing and administrative expenses decreased from 37% in the 1997 quarter to 26% in the current quarter. In addition, during the current quarter, the Company added 24 employees to its staff and also added contract employees, resulting in a total increase in staff to 61 during the quarter. Amortization expense increased by $771,000 or 299%. The increase is attributable to the amortization of software development costs associated with the Company's Plant Y2kOneTM products. Although management believes that the Company's Plant
Y2kOneTM products may continue to be a valuable asset beyond December 1999, costs associated with their development are being amortized through that date. Management anticipates amortization expenses will increase in calendar year
1999. Total operating expenses, including amortization of goodwill and capitalized software costs, decreased as a percentage of sales from 40% to 30%.

                             TAVA TECHNOLOGIES, INC.


The Company capitalizes the cost of developing software products which have achieved technological feasibility, but are not yet ready for sale to customers, when it believes there is a market for future use of the technology or when enhancements are made to existing software products. During the quarter ended December 31, 1998, the Company capitalized $550,000 of software development costs, substantially all of which is related to its Plant Y2kOneTM products and database. This compares to $1,179,000 capitalized for the December 1997 quarter.

Earnings from the Company's investment in TAVA/Beck LLC were $467,000 during the current quarter. There were no operating results in the corresponding quarter of the preceding year. Interest expense increased by $89,000 during the current quarter. The increase is primarily due to interest associated with a term note borrowing incurred during March 1998.

During the current quarter, the Company recorded a current provision for state income and franchise taxes in the amount of $505,000 for taxable income in states that do not permit the filing of a consolidated income tax return. Additionally, the Company recognized a deferred tax benefit of $580,000 based on the realization of net operating loss carryforwards ("NOLs") to offset future taxable income. In recognizing a deferred tax asset, management believes that it is more likely than not that the deferred tax asset will be realized. As a result, the Company recorded an income tax benefit in the amount of $75,000 for the quarter ended December 31, 1998.

Results of operations for the six months ended December 31, 1998 compared to the six months ended December 31, 1997.

During the six month period ended December 31, 1998, the Company had net income in the amount of $9,347,000, compared to a net loss of $1,156,000 for the corresponding period of fiscal 1998. Revenue increased by $27,886,000 or 128% to $49,689,000 for the six months ended December 31, 1998 compared to the same period of the preceding year. Gross margin increased from 33% to 49% from 1997 to 1998. Sales of the Company's Plant Y2kOneTM products and services were approximately $35,626,000 during the current six month period. The net loss incurred during the first six months of fiscal 1998 is primarily attributed to the start-up costs associated with the Company's Plant Y2kOneTM products and services. These products and services became generally available for sale during the third quarter of fiscal year 1998.

As a result of the Company's rapid growth, operating expenses increased by $7,357,000, or 90%, to $15,499,000 for the six months ended December 31, 1998.
Sales expenses increased by 104% to $4,093,000 and general and administrative expenses increased by 69% to $9,465,000 from 1997 to 1998. During the six month period ended December 31, 1998, the Company hired 61 additional employees at all levels and in all disciplines, plus additional contract employees. Non-cash expenditures for the amortization of capitalized software, goodwill and depreciation amounted to $1,941,000 during the current six month period. This compares to $546,000 for the corresponding six month period of the previous year. Interest expense for the current period increased to $517,000 from $315,000 compared to the six months ended December 31, 1997. The increase is primarily due to interest associated with a term note borrowing incurred during March 1998.

During the six months ended December 31, 1998, the Company capitalized $1,146,000 of software development costs, substantially all of which is related to its Plant Y2kOneTM products and database. This compares to $1,842,000 capitalized for the six months ended December 31, 1997.

During the six months ended December 31, 1998, the Company recorded a provision for state income and franchise taxes in the amount of $580,000 for taxable income in states that do not permit the filing of a consolidated income tax return. Additionally, the Company recognized a deferred tax benefit of $580,000 based on the realization of net operating loss carryforwards ("NOLs") to offset future taxable income. In recognizing a deferred tax asset, management believes that it is more likely than not that the deferred tax asset will be realized. As a result, the Company recorded no income tax expense for the six months ended December 31, 1998. At December 31, 1998, the Company had NOLs of approximately $9,000,000 available for Federal income tax purposes that expire through 2019. Utilization of a portion of the NOLs is subject to an annual limitation as a result of Internal Revenue Code Section 382.

                             TAVA TECHNOLOGIES, INC.


Liquidity and capital resources.

During December 1998, the Company entered into a $3,000,000 revolving line of credit with a commercial bank. The credit facility was entered into to provide short-term financing of the Company's accounts receivable, which have grown significantly during the last six months. The facility is secured by the assets of TAVA Y2kOne, Inc. At December 31, 1998, $1,700,000 is outstanding under the line of credit.

As a result of the increase in accounts receivable and costs incurred to date in excess of billings to customers from the higher levels of revenue and anticipated revenue, the Company increased its allowance for doubtful accounts by $858,000 to $2,163,000 during the six months ended December 31, 1998. Management continually reviews the allowance for adequacy and believes that its current level will be sufficient to provide for any potential losses that may be incurred in the collection of the Company's accounts receivable and the ultimate recognition of costs incurred in excess of billings to customers. Management anticipates that the Company's accounts receivable and costs in excess of billings will continue to increase in the future in proportion to expected revenue growth.

During December 1998, the Company sold $2,058,000 of its accounts receivable under a factoring agreement with a commercial bank. Under the factoring agreement, the receivables are discounted at an interest rate of 9.75% per annum over the period from sale to collection of the receivables.

The Company's working capital position improved to $25,768,000 at December 31, 1998 from $17,322,000 at June 30, 1998. The Company's cash position at December 31, 1998 was $7,505,000, an increase of $2,512,000 from June 30, 1998.

The Company's convertible debenture agreements require principal repayments beginning June 1, 1999. If the debentures are not converted into the Company's common stock, the Company believes it will have adequate financial resources to comply with the repayment terms.

Subsequent to December 31, 1998, the Company was approved for an equipment lease facility with a financial institution. The facility permits the Company to enter into lease arrangements up to an aggregate amount of $500,000. The Company anticipates utilizing this facility during the next 12 months for acquiring additional computer equipment for anticipated additional employees.

In order to support the anticipated higher levels of future operations, management believes that the Company may require additional credit or financing facilities. Management believes that, if required, additional credit facilities will be available to the Company on commercial terms.

Capital expenditures and product development costs.

The Company is continuing with the implementation and installation of a project accounting and financial and operational reporting system. As of December 31, 1998, the Company has capitalized total costs of $776,000, which includes $367,000 capitalized during the current quarter in connection with this implementation. In addition, the Company has commitments of approximately $75,000 during the remainder of fiscal 1999 to complete the installation of this project.

During the six months ended December 31, 1998, the Company capitalized $1,146,000 of costs, substantially all of which is related to its Plant Y2kOneTM products and database. To date, $4,341,000 has been capitalized for software development. At December 31, 1998, the net book value of capitalized software costs of Plant Y2kOneTM was $3,143,000. All costs associated with the development of the Plant Y2kOneTM database will be fully amortized by December 1999, and, as a result, amortization of capitalized software costs will be higher over the next 12 month period.

The Company has no other material commitments for capital expenditures. However, the Company recently expanded the office space it leases for its corporate office and has recently announced the opening of a new engineering and sales office in Walnut Creek, California. Together with anticipated staff additions, management believes that the Company will be acquiring telephone systems, computer equipment and furniture to accommodate future growth.

                             TAVA TECHNOLOGIES, INC.


Cash flow.

During the six months ended December 31, 1998, cash increased by $2,512,000. Funds provided by operations were $2,782,000, an increase of $7,838,000 over the corresponding period of the preceding year. The increase is attributable to the higher levels of operating activity and additional financing activities. Operating funds were used to finance accounts receivable, which increased by $7,136,000 and costs in excess of billings, which increased by $5,016,000, during the six month period. During the first two quarters of fiscal 1999, investments were made in capital equipment, $937,000, and in capitalized software development costs, $1,146,000. Financing activities provided $1,813,000 of cash proceeds, primarily from borrowings in the amount of $1,700,000. In addition, the Company made debt principal repayments in the amount of $238,000, and received cash in the amount of $323,000 from the exercise of stock options and stock purchase warrants.

Impact of recently issued accounting standards.

Effective July 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition" which modifies the revenue recognition criteria for software products and supersedes Statement of Position 97-1, "Software
Revenue Recognition." This statement requires, among other things, that the individual elements of a contract for the sale of software products be identified and accounted for separately. The effect of the adoption of this pronouncement was not material to the Company's financial position, results of operations or its cash flows.

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

The additional disclosures required by Statement 131 are effective for annual financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Statement 131 will not affect the Company's financial position, results of operations or its cash flows.

Statement of Financial Accounting Standards 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." Statement 134 established accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. Statement 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no material impact on TAVA's consolidated financial statements.

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

The Company has recently appointed a senior level executive to assess and monitor its internal and external exposure to Year 2000 compliance. The Company has assessed Year 2000 compliance matters and has determined that it has potential for exposure regarding Year 2000 compliance in three areas of its internal and external business activities. These areas include (1) its own internal hardware and software systems which are utilized to process and provide the Company's accounting and operational information, (2) the hardware and software systems it has historically designed and installed in its clients' control systems, and (3) Year 2000 inventory, assessment and remediation services it is providing to assist its customers in identifying their own

                             TAVA TECHNOLOGIES, INC.


potential exposure in their manufacturing and control systems under the Company's Plant Y2kOneTM product and service offering. The following discusses management's assessment of those risks and the steps it is taking to mitigate them.

Internal  hardware  and  software.  During the past two years,  the  Company has replaced or added new equipment to its inventory of network and systems computers. The Company has committed approximately $1,350,000 for this hardware replacement, which has been financed with its cash resources and with lease financing. This hardware includes the Company's organization-wide network system and servers, telephone systems and personal computer equipment. The Company has tested Year 2000 compliance on new hardware as it has been accepted. In addition, the Company is presently implementing the installation of a new organization-wide accounting and management information computer software. This new software will operate the Company's accounting and operational information systems and will be functional at each of its facility locations. The vendor has warranted that the software is Year 2000 compliant. Customization of the software has been completed and staff training has begun. It is estimated that the system will be installed and functional by February 1999. The cost of this system is expected to be approximately $850,000, including software, hardware and implementation expense. The primary purpose of acquiring this system is to provide improved functionality in the area of consolidated financial reporting, financial project control and management reporting. In addition, the Company is reviewing its telecommunication systems and analyzing various options to purchase and install a central telecommunication system that would provide increased functionality associated with multiple office communication requirements. This evaluation is expected to be complete by March 1999 with a resulting installation expected by July 1999. Until this evaluation is complete, it is not possible to estimate costs associated with a new telecommunication system. However, it is not anticipated that this program will be a significant capital expenditure. Management intends to develop a contingency plan by March 31, 1999 if the planned implementation program is delayed.

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

The methodology includes assessment, analysis, planning and remediation phases. In the assessment phase, the overall project is defined and organized. An inventory of all process control hardware and software is then completed using the Company's inventory builder tool. In the analysis phase, that inventory is examined, component by component, using the Company's database of vendor Year 2000 compliance statements. Custom code is analyzed with the Company's search engines to reveal date usage. The conversion planning stage applies the results of the analysis to develop a plan for bringing the client's system into Year 2000 compliance. The final stage is to develop and execute the remediation plan and conduct system and enterprise wide training.

                             TAVA TECHNOLOGIES, INC.


The Company supplies complete Year 2000 project consulting services. They are built upon the methodology and use of the database and tools; the licensing of the methodology, tools and database access which are packaged on CD ROM and supported by internet access to the client for self execution, or provides a combination of both approaches.

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

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk. The Company is subject to interest rate risk through a short-term line of credit, which bears interest at prime plus 1/2% and other fixed rate term debt. The Company does not consider this potential interest rate risk to be significant to the financial statements as a whole. The Company manages its interest rate risk generally through short-term financing arrangements and long-term fixed rate borrowings.


PART II - OTHER INFORMATION

Item 1.  Legal proceedings.

During the quarter ended December 31, 1998, the following events transpired with regard to pending litigation previously reported in the Company's Form 10-KSB/A No. 1 for the fiscal year ended June 30, 1998:

(a) With regard to the civil suit filed by Jon Walker, Sr. and Imogene Walker in the U.S. District Court for the District of Oregon on or about May 28, 1998, discovery remains stayed due to motions filed by the defendants. The Company's motion to transfer the action to the U.S. District Court for the District of Colorado was granted on December 15, 1998. The Company has not yet been notified of the assignment of this case to a judge within the District.

(b) With regard to the Marshall/Hyman litigation, during the quarter ended December 31, 1998 Marshall/Hyman amended its complaint to add TAVA as a party to the litigation, claiming that TAVA served as the alter ego of All Control Systems. Discovery is proceeding in the matter and trial is expected to be held in June 1999.

Item 2.  Changes in securities and use of proceeds.

During the quarter ended December 31, 1998, the Company issued the following securities in private transactions not registered under the Securities Act of

                             TAVA TECHNOLOGIES, INC.


1933. The Company relied upon the exemption from registration available for private transactions set forth in Section 4(2) of that Act. The Company intends to use any proceeds from future exercise of these securities for general working capital.

(a) In accordance with the provisions of the Loan and Security Agreement dated March 27, 1998, effective December 31, 1998 the Company issued to the holder of outstanding debt a five year stock purchase warrant exercisable to purchase 20,000 shares of Common Stock at a price of $6.25 per share. See Note 5 to the accompanying unaudited financial statements. In accordance with the Loan and Security Agreement, the Company has certain obligations to register for public sale the shares underlying the stock purchase warrant.

(b) During the quarter ended December 31, 1998, the Company issued an aggregate of 255,000 Incentive Stock Options to employees in accordance with its 1997 Stock Option and Bonus Plan. All of the options were issued at exercise prices, which were equal to 100% of the fair market value of the Common Stock at the date of grant. The Company's future issuance of shares upon exercise of these options will be effected in accordance with the Registration Statement on Form S-8 filed on October 17, 1997.

Item 3.  Defaults upon senior securities.

              Not applicable.

Item 4.  Submission of matters to a vote of security holders.

              Not applicable.

Item 5.  Other information.

              Not applicable.

Item 6.  Exhibits and reports on Form 8-K

         a)   Exhibits.
              3.1      Restated Articles of Incorporation. (A)
              3.2      Amendment to Articles of Incorporation. (B)
              3.3      Amendment to Articles of Incorporation re:Name change.(C)
              3.4      Bylaws. (D)
             10.1      Employment Agreement dated December 21, 1998 with John
                       Jenkins. Filed herewith.
               27      Financial Data Schedule.
--------------------------------------------------------------------------------
         (A) Incorporated by reference from the Company's Form 10-KSB for fiscal year ended June 30, 1996.
         (B) Incorporated by reference from Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended March 31, 1997.
         (C)  Incorporated  by reference  from Exhibit 4.3 to the Company's
              Form  S-8 Registration Statement, File No. 333-46339.
         (D) Incorporated by reference from Exhibit 3.3 to Registration Statement on Form S-1, File No. 33-47159, effective June 17, 1992.

         b)    Reports on Form 8-K.

               Not applicable.

                             TAVA TECHNOLOGIES, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TAVA Technologies, Inc.
                                       (Registrant)



Date: February 15, 1998                 /s/  John Jenkins
                                       -----------------------------------------
                                       John Jenkins
                                       Chairman of the Board,
                                       President and Chief Executive Officer




Date: February 15, 1998                /s/  Douglas H. Kelsall
                                       -----------------------------------------
                                       Douglas H. Kelsall
                                       Chief Financial Officer and Secretary



 Date: February 15, 1998               /s/  Robert C. Ogden
                                       -----------------------------------------
                                       Robert C. Ogden
                                       Chief Accounting Officer