Form 10-Q
period 1999-03-31
TAVA TECHNOLOGIES INC
filed 1999-05-17
CIK 874263

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended            March 31, 1999
                               -------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from                  to
                              --------------------------------------------------


Commission File Number                        0-19167
                      ----------------------------------------------------------


                             TAVA Technologies, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                            84-1042227
 ------------------------                              ---------------------
 (State of incorporation)                                 (IRS Employer
                                                        Identification No.)


 7887 East Belleview Avenue, Suite 820         Englewood, Colorado   80111
-----------------------------------------      ---------------------------------
(Address of principal executive offices)       (city)     (state)  (zip code)

                                 (303) 771-9794
                                 --------------
                  Issuer's telephone number including area code



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

                                 YES X       NO
                                    ---         ---

The number of shares outstanding of the issuer's $0.0001 par value common stock on May 1, 1999 was 23,293,355.

Transitional Small Business Disclosure format (check one):

                                 YES         NO  X
                                    ---         ---

                             TAVA TECHNOLOGIES, INC.



                                    FORM 10-Q



                                Table of contents




Part I            Financial Information                                   Page

       Item 1     Financial Statements                                      3
                  The financial information as to March 31, 1999 and 1998 is unaudited. The financial information as to June 1998 is extracted from the Company's Form 10-KSB for the year ended June 30, 1998.

       Item 2     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      12

       Item 3     Quantitative and Qualitative Disclosures about Market
                  Risk                                                     18


Part II           Other  Information

       Item 1     Legal Proceedings                                        18

       Item 2     Changes in Securities and Use of Proceeds                19

       Item 3     Defaults Upon Senior Securities                          19

       Item 4     Submission of Matters to a Vote of Security Holders      19

       Item 5     Other Information                                        19

       Item 6     Exhibits and Reports on Form 8-K                         20

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 March 31, 1999       June 30, 1998
-----------------------------------------------------------------------------------------------------
           ASSETS (Note 5)                                        (Unaudited)
Current assets:
  Cash                                                             $11,832,000         $ 4,993,000
  Trade accounts receivable, net of allowance for
    doubtful accounts (Note 2)                                      22,933,000          14,901,000
  Costs and estimated earnings in excess of billings
    on uncompleted contracts (Note 3)                               14,146,000           7,214,000
  Inventories                                                          115,000             188,000
  Prepaid expenses and other current assets                            792,000             569,000
  Deferred income taxes (Note 6)                                       580,000                  --
-----------------------------------------------------------------------------------------------------
    Total current assets                                            50,398,000          27,865,000

Property and equipment, at cost, net of accumulated depreciation     3,418,000           2,919,000

Capitalized software costs, net of accumulated amortization          3,577,000           4,881,000

Other assets:
  Excess of cost over fair value of assets acquired,
    net of accumulated amortization                                  7,451,000           7,915,000
  Investment in unconsolidated affiliate (Note 4)                    1,703,000                  --
  Debt issuance costs, net of accumulated amortization                 189,000             364,000
  Other assets                                                         263,000             237,000
-----------------------------------------------------------------------------------------------------
Total assets                                                       $66,999,000         $44,181,000
-----------------------------------------------------------------------------------------------------


           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit (Note 5)                                          $ 2,650,000         $        --
  Current portion of long-term debt (Note 5)                         3,909,000             568,000
  Accounts payable                                                   5,537,000           5,740,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts (Note 3)                                4,706,000           1,819,000
  Accrued expenses                                                   3,854,000           2,416,000
  Income taxes payable (Note 6)                                        967,000                  --
-----------------------------------------------------------------------------------------------------
    Total current liabilities                                       21,623,000          10,543,000

Long-term debt, net of current portion (Note 5)                        418,000           5,304,000
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                   22,041,000          15,847,000

Stockholders' equity (Notes 5 and 8):
  Preferred stock, par value $.0001 per share; authorized
    10,000,000 shares, shares issued and outstanding - none                 --                  --
  Common  stock, par value $.0001 per share;  authorized 200,000,000 shares; 23,270,021 and 21,991,213  shares issued and outstanding
    March 31, 1999 and June 30, 1998, respectively                       2,000               2,000
  Additional paid-in capital                                        40,123,000          36,165,000
  Retained earnings (deficit)                                        4,833,000          (7,833,000)
-----------------------------------------------------------------------------------------------------
    Total stockholders' equity                                      44,958,000          28,334,000

Total liabilities and stockholders' equity                         $66,999,000         $44,181,000
-----------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           Three months ended           Nine months ended
                                                                March 31,                    March 31,
                                                           1999           1998          1999           1998
------------------------------------------------------------------------------------------------------------------
Revenue:
  Systems integration and services                       $22,349,000    $10,668,000    $63,882,000    $32,471,000
  License agreements and software sales                    4,400,000        999,000     12,556,000        999,000
------------------------------------------------------------------------------------------------------------------
Total revenue                                             26,749,000     11,667,000     76,438,000     33,470,000

Cost of revenue                                           13,073,000      6,497,000     38,518,000     21,092,000
------------------------------------------------------------------------------------------------------------------

Gross profit                                              13,676,000      5,170,000     37,920,000     12,378,000

Expenses:
  Sales expenses                                           2,789,000        936,000      6,882,000      2,940,000
  General and administrative expenses                      4,273,000      3,429,000     13,738,000      9,008,000
  Amortization of capitalized software and goodwill        1,564,000        383,000      3,505,000        943,000
------------------------------------------------------------------------------------------------------------------
                                                           8,626,000      4,748,000     24,125,000     12,891,000

Income (loss) from operations                              5,050,000        422,000     13,795,000       (513,000)

Other income (expense):
  Equity in earnings of unconsolidated affiliate (Note 4)    632,000             --      1,703,000             --
  Interest expense                                          (257,000)      (154,000)      (774,000)      (469,000)
  Other                                                       34,000         33,000         82,000        127,000
------------------------------------------------------------------------------------------------------------------
                                                             409,000       (121,000)     1,011,000       (342,000)

Income (loss) before income taxes                          5,459,000        301,000     14,806,000       (855,000)

Income tax expense  (Note 6)                               2,140,000             --      2,140,000             --
------------------------------------------------------------------------------------------------------------------

Net income (loss)                                        $ 3,319,000    $   301,000    $12,666,000    $  (855,000)
------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common
  shareholders (Note 7)                                  $ 3,319,000    $    301,000   $12,666,000    $  (915,000)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Net income (loss) per share (Note 7):
  Basic                                                  $       .15    $        .02   $       .57    $      (.05)
  Diluted                                                $       .14    $        .01   $       .53    $      (.05)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - basic        22,563,719      19,876,981    22,242,060     17,320,731
------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - diluted      24,042,687      23,298,454    23,882,611     17,320,731
------------------------------------------------------------------------------------------------------------------



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    TAVA TECHNOLOGIES, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine months ended March 31,
                                                                                           1999           1998
--------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net income (loss)                                                                      $ 12,666,000    $ (855,000)
Adjustments to reconcile net income (loss) to net cash from operating activities:
  Depreciation                                                                              729,000       499,000
  Amortization of  goodwill and capitalized software costs                                3,505,000       943,000
  Non-cash interest expense                                                                 220,000            --
  Non-cash stock compensation                                                                70,000            --
  Allowance for doubtful accounts                                                         1,393,000      (731,000)
  Undistributed earnings of unconsolidated affiliate                                     (1,703,000)           --
  Gain on sale of fixed assets                                                              (19,000)      (16,000)
  Deferred income taxes                                                                   1,110,000            --
Changes in operating assets and liabilities:
  (Increase) decrease in:
  Sale of accounts receivable                                                             2,058,000            --
  Accounts receivable                                                                   (11,483,000)   (4,367,000)
  Costs and estimated earnings in excess of billings on uncompleted contracts            (6,932,000)   (1,401,000)
  Other assets                                                                             (176,000)     (604,000)
Increase (decrease) in:
  Accounts payable                                                                         (203,000)   (1,629,000)
  Billings in excess of costs and estimated earnings on uncompleted contracts             2,887,000       438,000
  Accrued expenses and other liabilities                                                  1,438,000      (226,000)
  Income taxes payable                                                                      967,000            --
--------------------------------------------------------------------------------------------------------------------
Net cash from operating activities                                                        6,527,000    (7,949,000)
--------------------------------------------------------------------------------------------------------------------

Cash flow from investing activities:
  Capitalized software costs                                                             (1,562,000)   (2,148,000)
  Purchase of equipment                                                                  (1,059,000)     (467,000)
  Proceeds from the sale of property and equipment                                           40,000       883,000
--------------------------------------------------------------------------------------------------------------------
Net cash from investing activities                                                       (2,581,000)   (1,732,000)
--------------------------------------------------------------------------------------------------------------------

Cash flow from financing activities:
  Borrowings under line of credit                                                         2,650,000            --
  Proceeds from issuance of notes and other borrowings                                           --     4,000,000
  Principal payments on notes and other borrowings                                         (373,000)   (2,530,000)
  Proceeds from the exercise of warrants and options, net of costs                          426,000     8,731,000
  Proceeds from the sale of common stock, net of offering costs                             190,000     4,907,000
  Preferred stock dividend                                                                       --       (60,000)
  Other                                                                                          --      (143,000)
-------------------------------------------------------------------------------------------------------------------
Net cash from financing activities                                                        2,893,000    14,905,000
--------------------------------------------------------------------------------------------------------------------

Increase in cash                                                                          6,839,000     5,224,000

Cash, beginning of period                                                                 4,993,000       907,000
--------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                                    $ 11,832,000    $6,131,000
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
--------------------------------------------------------------------------------------------------------------------
  Cash paid for income taxes                                                           $    118,000    $       --
  Cash paid for interest                                                                    562,000       308,000
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing and financing activities:
--------------------------------------------------------------------------------------------------------------------
  Conversion of long-term debentures to common stock                                   $  1,514,000    $ 2,685,000
  Equipment purchased under long-term capital leases                                        190,000        109,000
  Deferred tax asset realized on exercise of stock options                                1,690,000             --
  Imputed discount on debt borrowing                                                         68,000        315,000
--------------------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             TAVA TECHNOLOGIES, INC.
                   Notes to consolidated financial statements




Note 1.  Interim financial information.

The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended June 30, 1998. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the periods presented. Management believes all such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

The consolidated financial statements include the accounts of TAVA Technologies, Inc. ("TAVA"), Topro Systems Integration, Inc. ("Topro"), Management Design & Consulting Services, Inc. ("Management Design"), Advanced Control Technology, Inc. ("Advanced Control"), Vision Engineering Corporation ("Vision"), All Control Systems, Inc. ("All Control"), TAVA Alabama, Inc. ("TAVA Alabama"), TAVA Y2kOne, Inc. ("TAVA Y2k") and TAVA OneSource, Inc. ("TAVA OneSource"). TAVA OneSource was formed in March 1999, TAVA Alabama was formed in January 1998, and TAVA Y2k was formed in October 1997. In addition, the Company owns a 50% interest in TAVA/Beck LLC ("TAVA/Beck") which was formed in May 1998. The Company does not have voting control of TAVA/Beck, and, accordingly, accounts for its investment using the equity method of accounting.

Reclassifications   have  been  made  to  the  accompanying   1998  consolidated
statements of operations and cash flows to conform to the current year presentation.


Note 2.  Trade accounts receivable.

The following is a summary of trade accounts receivable:

                                                March 31, 1999     June 30, 1998
--------------------------------------------------------------------------------
Completed contracts                               $ 2,081,000       $ 4,796,000
Uncompleted contracts                              22,466,000        11,410,000
--------------------------------------------------------------------------------
                                                   24,547,000        16,206,000
Allowance for doubtful accounts                    (1,614,000)       (1,305,000)
--------------------------------------------------------------------------------

Trade accounts receivable, net                    $22,933,000       $14,901,000
--------------------------------------------------------------------------------


Note 3.  Costs and estimated earnings on uncompleted contracts.

The following information is applicable to uncompleted contracts:

                                                March 31, 1999     June 30, 1998
--------------------------------------------------------------------------------
Costs incurred on uncompleted contracts          $ 80,497,000       $56,806,000
Estimated earnings                                 31,239,000        19,345,000
--------------------------------------------------------------------------------
                                                  111,736,000        76,151,000
Billings to date                                 (102,296,000)      (70,756,000)
--------------------------------------------------------------------------------
                                                 $  9,440,000       $ 5,395,000
--------------------------------------------------------------------------------

                             TAVA TECHNOLOGIES, INC.
                   Notes to consolidated financial statements


These amounts are included in the accompanying consolidated balance sheets under the following captions:

--------------------------------------------------------------------------------
Costs and estimated earnings in excess of billings
  on uncompleted contracts                             $14,146,000   $7,214,000

Billings in excess of costs and estimated earnings on
  uncompleted contracts                                 (4,706,000)  (1,819,000)
--------------------------------------------------------------------------------
                                                       $ 9,440,000   $5,395,000
--------------------------------------------------------------------------------

Costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 1999 includes an amount which is the subject of a dispute and litigation between the Company and one of its subsidiaries, All Control, and a customer. The dispute arises from certain change orders and other contractual matters. The change orders were made at the request of the customer. In the opinion of management and legal counsel, the Company has a legal right to file the claim and it is reasonable to assert that the Company will succeed in its efforts to prevail in this matter, although it is impossible to predict the final outcome of this dispute and litigation. Revenue from the disputed contract is only recognized to the extent that contract costs relating to the claim have been incurred.

The Company has posted  performance  bonds for certain of its  contracts.  As of
March  31,  1999,  the  aggregate   amount  of  contracts  that  are  bonded  is
approximately $8,000,000.


Note 4.  Equity investment in TAVA/Beck.

The following is a summary of selected financial information for the Company's equity affiliate, TAVA/Beck, as of and for the nine months ended March 31, 1999:


--------------------------------------------------------------------------------
  Current assets                                                   $ 7,223,000
  Non-current assets                                                   194,000
  Current liabilities                                               (4,011,000)
  Non-current liabilities                                                   --
--------------------------------------------------------------------------------
  Members' equity                                                  $ 3,406,000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
  Revenue                                                          $17,012,000
  Gross profit                                                       7,978,000
  Income from continuing operations                                  3,208,000
  Net income                                                         3,208,000
  Net income - TAVA                                                  1,703,000
  Net income - R.W. Beck                                             1,505,000
--------------------------------------------------------------------------------

                             TAVA TECHNOLOGIES, INC.
                   Notes to consolidated financial statements


Note 5. Line of credit, debt and capital lease obligations.

The following is a summary of the Company's indebtedness at:

                                                                                    March 31,          June 30,
                                                                                      1999               1998
------------------------------------------------------------------------------------------------------------------
Line of credit:
------------------------------------------------------------------------------------------------------------------
$3,000,000  revolving  line of  credit  pursuant  to a loan  agreement  with a commercial  bank,  collateralized  by  substantially  all  assets of TAVA Y2k, interest  payable  monthly  at the  prime  rate(1)  plus 1/2% per  annum.  Any
outstanding balance is due in December 1999.                                         $ 2,650,000        $       --
------------------------------------------------------------------------------------------------------------------

Debt and capital lease obligations:
-------------------------------------------------------------------------------
Term note payable to a small business investment  company.  Interest is at 11.5%
per annum  through June 1999,  12.5% per annum  thereafter,  payable  quarterly.
Principal  payments of $250,000  due June and December  1999,  balance due March
2000. The note, in the principal  amount of $4,000,000,  has been  discounted by
$864,000. The discount,  which is being amortized through March 2000, represents the value assigned to 175,000 stock purchase warrants, which were granted to the lender.  The value of the discount has been calculated  using the  Black-Scholes option pricing model.  The stock purchase  warrants are  exercisable as follows:
155,000 warrants  exercisable  through March 2003 to purchase an equal number of common  shares for $4.91 per  share;  and 20,000  warrants  exercisable  through
December  2003 to purchase an equal number of common shares for $6.25 per share.
The  unamortized  discount  at  March  31,  1999  was  $578,000.   The  note  is
collateralized  by substantially all assets of the Company and its subsidiaries.
The note provides for the granting of up to 250,000  additional  stock  purchase warrants to purchase an equal number of common shares at the then current market price based upon the amount of indebtedness outstanding on certain future dates.
If any  of  the  debt  remains  outstanding  in  June  1999  or  March  2000,  a proportionate  number of 125,000 stock purchase warrants will be granted at each of those  dates to purchase  an equal  number of common  shares at the then fair market value of the common stock.  All warrants expire five years after the date
of grant.                                                                              3,422,000         3,270,000

9% convertible debentures with a small business investment fund,  collateralized by a  second  security  position  on all  the  assets  of the  Company  and  its subsidiaries.  Outstanding  borrowings bear interest at 9.0% per annum, interest payable monthly.  The debentures are convertible into the Company's common stock at the rate of one share for each $1.50 of principal.  On March 2, 1999,  all of
the outstanding debentures were converted into 1,009,635 shares of common stock.              --         1,514,000

Other promissory note indebtedness                                                       206,000           376,000

Capital lease obligations secured by computer and telephone equipment                    699,000           712,000
------------------------------------------------------------------------------------------------------------------
Total indebtedness                                                                     4,327,000         5,872,000
     Less current portion                                                              3,909,000           568,000
------------------------------------------------------------------------------------------------------------------
     Long-term portion                                                                $  418,000        $5,304,000
------------------------------------------------------------------------------------------------------------------



(1)  At March 31, 1999, the prime rate of interest was 7.75% per annum.

                            TAVA TECHNOLOGIES, INC.
                   Notes to consolidated financial statements


Other financing

R.W. Beck and TAVA each owns a 50% equity interest in TAVA/Beck LLC, with R.W. Beck having voting control. The Company guarantees, in proportion to its interest, TAVA/Beck's debt payable to R.W. Beck. As of March 31, 1999, TAVA's portion of this debt was $775,000.

In December 1998, the Company entered into an accounts receivable factoring program with a commercial bank. Through March 31, 1999, the Company had factored $2,058,000 of its receivables. As of March 31, 1999, $257,000 of receivables remained outstanding. The Company accounted for the receivable factoring as a sale, and accordingly, reduced its accounts receivable by the amount of the borrowing. Under the factoring agreement, the receivables are discounted at an interest rate of 9.75% per annum over the period from sale to collection of the receivables.

Note 6.  Income taxes.

For the nine months ended March 31, 1999, income tax expense was comprised of the following:

Current                                                           $ 1,030,000
Deferred                                                            1,110,000
--------------------------------------------------------------------------------
                                                                  $ 2,140,000
--------------------------------------------------------------------------------

A reconciliation of the Federal statutory tax rate of 34% and the Company's effective tax rate of 15% for the nine months ended March 31, 1999 is as follows:

Income tax expense computed at the Federal statutory rate         $ 5,034,000
Compensation deduction related to exercise of non-qualified
  stock options                                                      (280,000)
Non-deductible goodwill amortization                                  165,000
State income and franchise taxes, net of Federal tax benefit          163,000
Net change in deferred items                                          175,000
Change in effective income tax rate                                    58,000
Change in valuation allowance                                      (3,216,000)
Other, net                                                             41,000
--------------------------------------------------------------------------------
                                                                  $ 2,140,000
--------------------------------------------------------------------------------

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Cumulative temporary differences and tax loss carryforwards at March 31, 1999 are as follows:

--------------------------------------------------------------------------------
Deferred tax assets (liabilities):
 Net operating loss carry forwards                                $ 1,855,000
 Accounts receivable                                                  590,000
 Accrued items, deductible when paid for tax purposes                 285,000
 Other, net                                                             4,000
 Capitalized software costs                                        (1,275,000)
 Property and equipment                                               (25,000)
 Income of unconsolidated affiliate                                  (244,000)
--------------------------------------------------------------------------------
Total                                                               1,190,000
Less valuation allowance                                             (610,000)
--------------------------------------------------------------------------------

Net deferred tax asset (liability)                                $   580,000
--------------------------------------------------------------------------------

                           TAVA TECHNOLOGIES, INC.
                   Notes to consolidated financial statements


In recognizing a deferred tax asset, management believes that it is more likely than not that the deferred tax asset will be realized. Among the factors that management has considered are: (i) the generation of $14,806,000 of pre-tax accounting income for the nine months ended March 31, 1999, (ii) projected future taxable income, and (iii) tax planning strategies. The Company has recorded a valuation allowance in the amount of $610,000, equal to the tax effect of net operating loss carryforwards ("NOLs") totaling approximately $1,700,000, which are utilizable in the years ending June 30, 2002 and thereafter. In recording the valuation allowance, management is not able to determine that it is more likely than not that such NOLs will be realized.

At March 31, 1999, the Company had NOLs of approximately $5,200,000 available for Federal income tax purposes that expire through the year 2019 and are subject to annual limitations as a result of Internal Revenue Code Section 382.

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

The following is a reconciliation of the net income (loss) and the number of common shares used in the calculation of earnings (loss) per share for the three and nine month periods ended March 31, 1999 and 1998.


                                                         Three months ended            Nine months ended
                                                               March 31,                    March 31,
                                                         1999           1998           1999           1998
-----------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:
  Net income (loss):
    Net income (loss)                                    $ 3,319,000    $   301,000    $12,666,000    $  (855,000)
    Preferred stock dividend                                      --             --             --        (60,000)
 -----------------------------------------------------------------------------------------------------------------
    Net income (loss) available to common
      stockholders, as adjusted                          $ 3,319,000    $   301,000    $12,666,000    $  (915,000)
------------------------------------------------------------------------------------------------------------------
  Number of shares:
    Weighted average common shares outstanding            22,563,719     19,876,981     22,242,060     17,320,731
-------------------------------------------------------------------------------------------------------------------
  Basic earnings (loss) per share                        $       .15    $       .02    $       .57    $      (.05)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
  Net income (loss):
    Net income (loss)                                    $ 3,319,000    $   301,000    $12,666,000    $  (855,000)
    Interest expense on convertible debt                      23,000              --        92,000             --
    Preferred stock dividend                                      --              --            --        (60,000)
-------------------------------------------------------------------------------------------------------------------
    Net income (loss) available to common
      stockholders, as adjusted                          $ 3,342,000    $   301,000    $12,758,000    $  (915,000)
-------------------------------------------------------------------------------------------------------------------
  Number of shares:
    Weighted average common shares outstanding            22,563,719     19,876,981     22,242,060     17,320,731
    Incremental shares upon exercise of stock
      options                                                715,780      2,435,748        662,201             --
    Incremental shares upon exercise of stock
      purchase warrants                                       90,098        985,725         79,259             --
    Incremental shares upon conversion of
      debentures                                             673,090             --        899,091             --
-------------------------------------------------------------------------------------------------------------------
    Weighted average common shares and
      assumed conversions outstanding                     24,042,687      23,298,454    23,882,611     17,320,731
-------------------------------------------------------------------------------------------------------------------
  Diluted earnings (loss) per share                      $       .14    $        .01   $       .53    $      (.05)
-------------------------------------------------------------------------------------------------------------------

                           TAVA TECHNOLOGIES, INC.
                   Notes to consolidated financial statements

The following were not included in the computation of diluted earnings (loss) per share as the effect would be anti-dilutive.

                                        Three months ended    Nine months ended
                                            March 31,             March 31,
                                          1999        1998     1999        1998
--------------------------------------------------------------------------------
Number of equivalent common shares:
 Shares upon exercise of stock options  237,000         --    366,000        --
 Shares upon exercise of stock
   purchase warrants                      4,800         --     24,800        --
 Shares upon conversion of debentures        --  1,343,301         --  1,343,301
--------------------------------------------------------------------------------


Note 8.  Subsequent event.

On April 20, 1999, the Company signed an Agreement and Plan of Reorganization (the "Plan") pursuant to which it will be acquired by a wholly-owned subsidiary of Real Software NV ("Real"), a Belgium corporation, in a cash merger transaction for $8.00 per common share. Upon completion of the merger, TAVA will no longer be traded on NASDAQ. Consummation of the merger is subject to certain conditions including without limitation: (i) TAVA shareholder approval (ii) the receipt of all requisite approvals by applicable public and regulatory authorities and (iii) certain other conditions, including absence of any material adverse change in TAVA's business, prospects or financial condition, and a requirement by Real that four of TAVA's executive officers, including its President and Chief Executive Officer, enter into employment agreements with the continuing private company. The merger is not contingent upon financing. A copy of the merger agreement has been filed with the Securities and Exchange Commission in an 8-K filing.

                             TAVA TECHNOLOGIES, INC.


                           Forward-looking statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Act and Section 21E of the 1934 Act. These statements often can be identified by the use of terms such as "may," "will," "expect," "anticipate," "estimate," or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include those discussed in the Company's Form 10-KSB/A No. 1 for the year ended June 30, 1998, to which reference should be made. Risks and uncertainties which could affect the consummation of the proposed merger described in this report include the conditions to merger described in this report and in subsequent reports filed by the Company with the SEC, to which reference should be made. The Company disclaims any obligation to subsequently revise any forward-looking statement to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

During late June 1997, the Company announced its plans to develop its Plant Y2kOneTM suite of products and services. During the ensuing two quarters, the Company expended considerable time and resources to plan and develop these products. They became widely available for sale during the quarter ended March 31, 1998. Sales of these products and services have increased appreciably since that time. As a result of the above factors, meaningful comparisons of the changes in the Company's operating results from its fiscal quarters ended March 31, 1999 and 1998 are difficult to make.

During the quarter ended March 31, 1999, the Company had net income in the amount of $3,319,000 compared to net income in the amount of $301,000 for the corresponding quarter of fiscal 1998. Revenue increased by $15,082,000 or 129% to $26,749,000 for the quarter ended March 31, 1999 compared to the same quarter of the preceding year. The growth in revenue is primarily attributed to sales of the Company's Plant Y2kOneTM products and services. Sales of these products and services were approximately $20,634,000 during the current quarter as compared to $5,155,000 in the corresponding quarter of the preceding year. The gross margin during the quarter ended March 31, 1999 improved to 51% compared to 44% for the comparable period of the preceding year. Plant Y2kOneTM revenue is very labor intensive, with a considerably smaller portion of revenue derived from the resale of material and other lower margin non-labor elements, as compared to core systems integration revenue. Software product and license fee sales were $4,400,000 during the current quarter. These sales also contribute greater margins than revenue from core systems integration services. Management anticipates that gross margins will remain at these levels during the next several quarters. However, as the Company's total revenue mix shifts from labor intensive Plant Y2kOneTM products and services to core systems integration revenue, which contains material resale and other lower margin non-labor elements, gross margins will decrease as a percentage of revenue.

Operating expenses increased by $3,878,000 to $8,626,000 for the quarter ended March 31, 1999 compared to the corresponding quarter of the preceding year. The increase is primarily attributable to higher sales and other administrative expenses incurred to support growing operations. As a percentage of revenue, sales, marketing, general and administrative expenses (excluding amortization expenses) decreased from 37% in the 1998 quarter to 26% in the current quarter. In addition, during the current quarter, the Company's headcount remained relatively flat as compared to headcount at December 31, 1998. Amortization expense increased by $1,181,000 or 308%. The increase is attributable to the amortization of software development costs associated with the Company's Plant Y2kOneTM products. Although management believes that the Company's Plant
Y2kOneTM products may continue to be a valuable asset beyond December 1999, costs associated with their development are being amortized through that date.

                             TAVA TECHNOLOGIES, INC.

Management anticipates amortization expenses associated with its Plant Y2kOneTM products and database will remain approximately constant in calendar year 1999. Total operating expenses, including amortization of goodwill and capitalized software costs, decreased as a percentage of sales from 41% to 32%. Bad debt expense, which is included in general and administrative expenses, increased by $574,000 from the 1998 to 1999 quarter.

The Company capitalizes the cost of developing software products which have achieved technological feasibility, but are not yet ready for sale to customers, when it believes there is a market for future use of the technology or when enhancements are made to existing software products. During the quarter ended March 31, 1999, the Company did not capitalize any software development costs, and this compares to $2,148,000 capitalized during the March 1998 quarter. During the March 1999 quarter, the Company did incur an additional $591,000 of costs related to adding new items to its Plant Y2kOneTM database. Since the life of the Plant Y2kOneTM product is less than 12 months and these costs are directly associated with customer sold database items, the Company has expensed these costs to cost of sales.

The Company continues to expand its consulting practice in the area of Integrated Enterprise Solutions. During the March 1999 quarter, the consulting practice did not generate significant revenue or incur significant expenses.

Earnings from the Company's investment in TAVA/Beck LLC were $632,000 during the current quarter. There were no operating results in the corresponding quarter of the preceding year. Interest expense increased by $103,000 during the current quarter. The increase is primarily due to interest and debt discount amortization associated with a term note borrowing incurred during March 1998.

During the current quarter, the Company recorded a provision for Federal and state income taxes and state franchise taxes in the amount of $2,140,000, which also represents the total income tax provision recorded for the nine months ended March 31, 1999. This amount is comprised of $1,030,000 for taxes currently payable and $1,110,000 for deferred taxes. For the quarters ended September 30, 1998 and December 31, 1998, the Company was able to utilize net operating loss carryforwards (NOLs), resulting in no income tax expense for those quarters. For the current quarter, NOLs were not available, and the Company's effective tax rate was 39%.

Results of operations for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998.

During the nine month period ended March 31, 1999, the Company had net income in the amount of $12,666,000, compared to a net loss of $855,000 for the corresponding period of fiscal 1998. Revenue increased by $42,968,000 or 128% to $76,438,000 for the nine months ended March 31, 1999 compared to the same period of the preceding year. Gross margin increased from 37% to 50% from 1998 to 1999. Sales of the Company's Plant Y2kOneTM products and services were approximately $56,850,000 during the current nine month period. The net loss incurred during the first nine months of fiscal 1998 is primarily attributed to the start-up costs associated with the Company's Plant Y2kOneTM products and services. These products and services became generally available for sale during the third quarter of fiscal year 1998.

As a result of the Company's rapid growth, operating expenses increased by $11,235,000, or 86%, to $24,125,000 for the nine months ended March 31, 1999.
Sales expenses increased by 134% to $6,882,000 and general and administrative expenses increased by 52% to $13,738,000 from 1998 to 1999. During the nine month period ended March 31, 1999, the Company hired 126 additional employees at all levels and in all disciplines, plus additional contract employees. Non-cash expenditures for the amortization of capitalized software, goodwill and other intangibles amounted to $3,505,000 during the current nine month period. This compares to $943,000 for the corresponding nine month period of the previous year. For the current period, bad debt expense was $1,393,000 as compared to $82,000 for the 1998 period. Bad debt expense is included in general and administrative expenses. Interest expense for the current period increased to $774,000 from $469,000 compared to the nine months ended March 31, 1998. The increase is primarily due to interest and debt discount amortization associated with a term note borrowing incurred during March 1998.

During the nine months ended March 31, 1999, the Company capitalized $1,562,000 of software development costs, all of which are related to its Plant Y2kOneTM products and database. This compares to $2,148,000 capitalized for the nine months ended March 31, 1998.

                             TAVA TECHNOLOGIES, INC.


During the nine months ended March 31, 1999, the Company recorded a provision for Federal and state income taxes and state franchise taxes in the amount of $2,140,000. This amount is comprised of $1,030,000 for taxes currently payable and $1,110,000 for deferred taxes. For the quarters ended September 30, 1998 and December 31, 1998, the Company was able to utilize NOLs, resulting in no income tax expense for those quarters. For the current quarter, NOLs were not available. As a result of utilization of NOLs to offset a significant portion of pre-tax income, the Company's effective tax rate was 15% for the nine months ended March 31, 1999.

Additionally, the Company recognized a deferred tax asset of $580,000 based on the realization of NOLs to offset future taxable income. In recognizing a deferred tax asset, management believes that it is more likely than not that the deferred tax asset will be realized. Among the factors that management has considered are: (i) the generation of $14,806,000 of pre-tax accounting income for the nine months ended March 31, 1999, (ii) projected future taxable income, and (iii) tax planning strategies. The Company has recorded a valuation allowance, equal to the tax effect of NOLs totaling approximately $1,700,000, which are utilizable in the years ending June 30, 2002 and thereafter. In recording the valuation allowance, management is not able to determine that it is more likely than not that such NOLs will be realized. At March 31, 1999, the Company had NOLs of approximately $5,200,000 available for Federal income tax purposes that expire through the year 2019 and are subject to annual limitations as a result of Internal Revenue Code Section 382.

Liquidity and capital resources.

During December 1998, the Company entered into a $3,000,000 revolving line of credit with a commercial bank. The credit facility was entered into to provide short-term financing of the Company's accounts receivable and costs and estimated earnings in excess of billings, which have grown significantly during the last six months. The facility is secured by the assets of TAVA Y2kOne, Inc. At March 31, 1999, $2,650,000 is outstanding under the line of credit.

As a result of the increase in accounts receivable and costs incurred to date in excess of billings to customers from the higher levels of revenue and anticipated revenue, the Company increased its allowance for doubtful accounts by $309,000 to $1,614,000 during the nine months ended March 31, 1999. The net increase in the allowance was comprised of $1,393,000 of provision expense offset by $1,084,000 in write-offs. Management continually reviews the allowance for adequacy and believes that its current level will be sufficient to provide for any potential losses that may be incurred in the collection of the Company's accounts receivable and the ultimate recognition of costs incurred in excess of billings to customers. Management anticipates that the Company's accounts receivable and costs in excess of billings will continue to increase in the future in proportion to expected revenue growth.

Costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 1999 includes an amount which is the subject of a dispute and litigation between the Company and one of its subsidiaries, All Control, and a customer. The dispute arises from certain change orders and other contractual matters. The change orders were made at the request of the customer. In the opinion of management and legal counsel, the Company has a legal right to file the claim and it is reasonable to assert that the Company will succeed in its efforts to prevail in this matter, although it is impossible to predict the final outcome of this dispute and litigation. Revenue from the disputed contract is only recognized to the extent that contract costs relating to the claim have been incurred.

The Company has posted  performance  bonds for certain of its  contracts.  As of
March  31,  1999,  the  aggregate   amount  of  contracts  that  are  bonded  is
approximately $8,000,000.

During December 1998, the Company sold $2,058,000 of its accounts receivable under a factoring agreement with a commercial bank. As of March 31, 1999, $257,000 of receivables remained outstanding. Under the factoring agreement, the receivables are discounted at an interest rate of 9.75% per annum over the period from sale to collection of the receivables.

                             TAVA TECHNOLOGIES, INC.


The Company's working capital position improved to $28,775,000 at March 31, 1999 from $17,322,000 at June 30, 1998. The Company's cash position at March 31, 1999 was $11,832,000, an increase of $6,839,000 from June 30, 1998.

Under revised terms between TAVA and its lender, the Company's term note payable of $4,000,000 is now current and due in March 2000. The Company believes that it will have the ability to repay or refinance this obligation on favorable market terms.

In March 1999, the Company's convertible debentures in the amount of $1,514,000 were converted into 1,009,635 shares of common stock.

In January 1999, the Company obtained an equipment lease facility with a financial institution. The facility permits the Company to enter into lease arrangements up to an aggregate amount of $500,000. The Company has drawn $336,000 on this facility in acquiring additional computer equipment for anticipated additional employees.

In order to support the anticipated higher levels of future operations, management believes that the Company may require additional credit or financing facilities. Management believes that, if required, additional credit facilities will be available to the Company on commercial terms.

Capital expenditures and product development costs.

The Company has invested significantly in developing a unified infrastructure model across all of its operations. Accordingly, the Company is continuing with the implementation and installation of a project accounting and financial and operational reporting system. Management believes that this investment is critical to the long-term success of the Company and that the eventual benefits will be substantial. As of March 31, 1999, the Company has capitalized total costs of $776,000, and has commitments of approximately $50,000 during the remainder of fiscal 1999 to complete the installation of this project. During the quarter ended March 31, 1999, the Company expensed approximately $45,000 incurred from outside consultants related to continued training and implementation. In addition and as a result of continued operational growth, the Company may incur additional training costs above its current budgeted amount. During the conversion of its accounting systems, management believes it has taken appropriate steps to ensure adequate training and continuity of financial controls. However, it is possible that the conversion may have negative short-term financial impact to the Company in the form of delays in customer billings and delays in internal financial reporting.

During the nine months ended March 31, 1999, the Company capitalized $1,562,000 of costs related to its Plant Y2kOneTM products and database, and since inception, has capitalized $4,750,000 for software development of these products. At March 31, 1999, the net book value of capitalized software costs of Plant Y2kOneTM was $2,357,000. All costs associated with the development of the Plant Y2kOneTM database will be fully amortized by December 1999. Management anticipates amortization expenses associated with its Plant Y2kOneTM products and database will remain approximately constant in calendar year 1999.

The Company has no other material commitments for capital expenditures. However, the Company continues to lease additional office space and has recently added new engineering and sales office space in Alabama and Minnesota. Together with anticipated staff additions, management believes that the Company will be acquiring telephone systems, computer equipment and furniture to accommodate future growth.

Cash flow.

During the nine months ended March 31, 1999, cash increased by $6,839,000. The increase is attributable to the higher levels of operating activity and additional financing activities. Funds provided by operations were $6,527,000, an increase of $14,476,000 over the corresponding period of the preceding year. Operating funds were used to finance accounts receivable, which increased by $9,425,000, net of a sale of accounts receivable totaling $2,058,000; and costs in excess of billings, which increased by $6,932,000 during the nine month period. During the first three quarters of fiscal 1999, investments were made in capital equipment, $1,059,000, and in capitalized software development costs, $1,562,000. Financing activities provided $2,893,000 of cash proceeds, primarily from borrowings in the amount of $2,650,000. In addition, the Company made debt

                             TAVA TECHNOLOGIES, INC.


principal repayments in the amount of $373,000, and received cash in the amount of $426,000 from the exercise of stock options and stock purchase warrants and $190,000 from the sale of common stock.

Potential acquisitions.

TAVA continues to pursue acquisitions, specifically, the acquisitions of Mangan, Inc. in Los Angeles and a small systems integration firm in Boston. The Company may be required to obtain debt and/or equity financing to complete these acquisitions.

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

Internal hardware and software. During the past two years, the Company has replaced or added new equipment to its inventory of network and systems computers. The Company has committed approximately $1,550,000 for this hardware replacement, which has been financed with its cash resources and with lease financing. This hardware includes the Company's organization-wide network system and servers, telephone systems and personal computer equipment. The Company has tested Year 2000 compliance on new hardware as it has been accepted. In addition, the Company is presently implementing the installation of a new organization-wide accounting and management information computer software. This

                             TAVA TECHNOLOGIES, INC.


new software will operate the Company's accounting and operational information systems and will be functional at each of its facility locations. The vendor has warranted that the software is Year 2000 compliant. Customization of the software has been completed and staff training has begun. The Company is using this new system in four of its operating entities and expects to have all entities on the new system by July 1999. The cost of this system is expected to be approximately $950,000, including software, hardware and implementation expense. The primary purpose of acquiring this system is to provide improved functionality in the area of consolidated financial reporting, financial project control and management reporting. In addition, the Company is reviewing its telecommunication systems and analyzing various options to purchase and install a central telecommunication system that would provide increased functionality associated with multiple office communication requirements. This evaluation has commenced and is expected to be completed by June 1999. Until this evaluation is complete, it is not possible to estimate costs associated with a new telecommunication system. However, it is not anticipated that this program will be a significant capital expenditure. The Company has replaced or added telecommunication systems in several of its locations, primarily to improve system functionality. Management intends to continue the evaluation and implementation of telecommunication systems through the balance of calendar year 1999.

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

                             TAVA TECHNOLOGIES, INC.


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


PART II - OTHER INFORMATION

Item 1.  Legal proceedings.

During the quarter ended March 31, 1999, the following events transpired with regard to pending litigation previously reported in the Company's Form 10-KSB/A No. 1 for the fiscal year ended June 30, 1998 and/or in subsequent Quarterly Reports on Form 10-Q:

     (a) With regard to the civil suit filed by Jon Walker, Sr. and Imogene Walker in the U.S. District Court for the District of Oregon on or about May 28, 1998, discovery remains stayed due to motions filed by the defendants. The Company's motion to transfer the action to the U.S. District Court for the District of Colorado was granted, and TAVA's Renewed Motions to Dismiss for Failure to State a Claim and For a Stay of Discovery were filed on March 24, 1999. The case will be aggressively defended by the TAVA related defendants.

     (b) With regard to the Marshall/Hyman litigation, as previously reported, during the quarter ended December 31, 1998 Marshall/Hyman amended its complaint to add TAVA as a party to the litigation, claiming that TAVA served as the alter ego of All Control Systems. Discovery is proceeding in the matter and trial is expected to be held in June 1999.

                             TAVA TECHNOLOGIES, INC.


Item 2.  Changes in securities and use of proceeds.

     (a) During the quarter ended March 31, 1999, the Company issued an aggregate of 350,000 stock options to employees in accordance with its 1997 Stock Option and Bonus Plan and to non-employee directors in accordance with its 1998 Non-Employee Director Stock Option Plan. The Company relied upon the exemption from registration available for private transactions set forth in Section 4(2) of that Act. All of the options were issued at exercise prices, which were equal to 100% of the fair market value of the Common Stock at the date of grant. The Company intends to use any proceeds from future exercise of these securities for general working capital.

Item 3.  Defaults upon senior securities.

              Not applicable.


Item 4.  Submission of matters to a vote of security holders.

At the Annual Meeting of Shareholders held on February 16, 1999, TAVA Shareholders elected five directors to serve as the Board of Directors and approved an amendment to the 1997 Stock Option and Stock Bonus Plan to increase from 2.2 to 3.2 million the number of shares of Common Stock reserved for issuance thereunder. On these matters, votes were cast as follows:

Election of Board of Directors:
                                   % of Shares             % of Shares
                          For      Represented   Against   Represented   Abstain
Robert L. Costello    19,293,417       99         55,798        .29      236,306
John Jenkins          19,265,765       98         87,157        .44      235,599
Kenneth O'Brien       19,326,275       99         22,942        .12      236,304
Robert C. Pearson     19,238,185       98         80,532        .42      266,804
Rick L. Schleufer     19,312,696       99         35,517        .19      236,308

                  Amendment of 1997 Stock Option and Bonus Plan

                 % of                      % of                     % of
                shares                    shares                   shares
    FOR       represented    AGAINST    represented   ABSTAIN    represented

 17,669,266        90       1,760,451       9         155,804        1


Item 5.  Other information.

On April 20, 1999, TAVA Technologies, Inc. signed an Agreement and Plan of Reorganization (the "Plan") pursuant to which it will be acquired by a wholly-owned subsidiary of Real Software NV ("Real"), a Belgium corporation, in a cash merger transaction for $8.00 per common share. Upon completion of the merger, TAVA will no longer be traded on NASDAQ. Consummation of the merger is subject to certain conditions including without limitation: (i) TAVA shareholder approval (ii) the receipt of all requisite approvals by applicable public and regulatory authorities and (iii) certain other conditions, including absence of any material adverse change in TAVA's business, prospects or financial condition, and a requirement by Real Software that four of TAVA's executive officers, including its President and Chief Executive Officer enter into employment agreements with the continuing private company. The merger is not contingent upon financing. A copy of the merger agreement has been filed with the Securities and Exchange Commission in an 8-K filing. Management currently expects preliminary proxy material will be filed in May 1999, and has tentatively set June 29, 1999 for the Special Meeting of Shareholders, subject to regulatory process.

                             TAVA TECHNOLOGIES, INC.


On April 22, 1999, a purported class action lawsuit was filed in state District Court, Arapahoe County, Colorado by plaintiff Thaddeus Szymczak, against TAVA, each director of TAVA, and Real. The suit alleges that the TAVA directors breached fiduciary duties owed to TAVA and its shareholders in the process of entering into an Agreement and Plan of Reorganization pursuant to which TAVA, upon shareholder approval, will be acquired by a wholly-owned subsidiary of Real in a cash merger transaction for $8.00 per share. The suit further alleges that Real aided and abetted the claimed breaches. The Plaintiff is requesting both injunctive relief and unspecified damages.

No response to the complaint is due until on or subsequent to June 1, 1999. TAVA and its directors intend to vigorously defend the suit. Real has advised TAVA that it also intends to vigorously defend the suit.

Item 6.  Exhibits and reports on Form 8-K

a)       Exhibits.
         2.1    Agreement and Plan of Reorganization dated April 20, 1999.(A)

         2.1.1  Management Voting & Exchange Agreement dated April 20, 1999.(A)

         3.1    Restated Articles of Incorporation. (B)

         3.2    Amendment to Articles of Incorporation. (C)

         3.3    Amendment to Articles of Incorporation re: Name change. (D)

         3.4    Bylaws. (E)
         ---------------

     (A) Incorporated by reference from the Company's Form 8-K dated April 20, 1999.

     (B) Incorporated by reference from the Company's Form 10-KSB for fiscal year ended June 30, 1996.

     (C) Incorporated by reference from Exhibit 3.1 to the Company's Form 10-QSB for the quarter ended March 31, 1997.

     (D) Incorporated by reference from Exhibit 4.3 to the Company's Form S-8 Registration Statement, File No. 333-46339.

     (E) Incorporated by reference from Exhibit 3.3 to Registration Statement on Form S-1, File No. 33-47159, effective June 17, 1992.

b) Reports on Form 8-K.

     Not applicable.

                             TAVA TECHNOLOGIES, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TAVA Technologies, Inc.
                                          (Registrant)



Date:  May 14, 1999                       /s/  John Jenkins
                                          --------------------------------------
                                          John Jenkins
                                          Chairman of the Board,
                                          President and Chief Executive Officer




Date:  May 14, 1999                       /s/  Douglas H. Kelsall
                                          --------------------------------------
                                          Douglas H. Kelsall
                                          Chief Financial Officer and Secretary




Date:  May 14, 1999                       /s/  Robert C. Ogden
                                          --------------------------------------
                                          Robert C. Ogden
                                          Chief Accounting Officer